Form 10-Q
period 1996-09-30
BIO CHEM INC
filed 1996-11-13
CIK 894562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 33-55254-43


                                 BIO-CHEM, INC.
             (Exact name of Registrant as specified in its charter)


           NEVADA                                     87-0485308
(State or other jurisdiction of                    (I.R.S. Employer
in, INC. or organization)                  Identification Number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of November, 1996
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,100,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Current assets at September 30, 1996 were $50,000 as compared to net current assets at September 30, 1995 of $0.00. The increase in current assets was due to an increase in cash of $50,000 from the sale of 100,000 shares of the Company's common stock at $.50 per share.

         The Company has not received any income nor incurred any expenses as of the quarter ended September 30, 1996, and has limited operational history. Since the acquisition of the cash, the Company has entered into the business of marketing, promoting and developing products comprised of substances derived from naturally occurring organic and inorganic sources, such as, but not limited to, melaleuca oil, surfactants, and grape and grapefruit seed extract for use in industrial, commercial and consumer applications. The Company has not concluded any transactions, entered into any agreements, letters of intent, or any other arrangements with respect to any change in control or status of the Company. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of this venture.

         The Company will continue to expand through its proposed business operations and through acquisitions and will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's officers, directors and major shareholder believe that the present amount of capital contributed recently is sufficient to enable it to satisfy its reporting and other obligations as a public company for the foreseeable future. The Company plans to continue on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         Management anticipates that due to the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.



                                                            BIO-CHEM, INC.
                                                    (A Development Stage Company)
                                                            BALANCE SHEETS

                                                                       9/30/96               12/31/95
                                                                      Unaudited               Audited
                                                                     -----------            -----------

          ASSETS

CURRENT ASSETS
        Cash in bank                                                 $    50,000            $     - 0 -
                                                                     -----------            -----------

                    TOTAL CURRENT ASSETS                                  50,000                  - 0 -
                                                                     -----------            -----------

                                                                     $    50,000            $     - 0 -
                                                                     ===========            ===========



          LIABILITIES & EQUITY

CURRENT LIABILITIES
        Accounts payable                                             $     - 0 -            $     - 0 -
                                                                     -----------            -----------

                    TOTAL CURRENT LIABILITIES                              - 0 -                  - 0 -

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         1,100,000 shares (1,000,000 in 1995)                              1,100                  1,000
        Additional paid-in capital                                        49,900                  - 0 -
        Deficit accumulated during
         the development stage                                            (1,000)                (1,000)
                                                                     -----------            -----------

                    TOTAL STOCKHOLDERS' EQUITY                            50,000                  - 0 -
                                                                     -----------            -----------

                                                                     $    50,000            $     - 0 -
                                                                     ===========            ===========








                                                           BIO-CHEM, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS


                                                                                                               8/09/90
                                               For the three months              For the nine months           (Date of
                                                  ended Sept 30,                    ended Sept 30,          inception) to
                                              1996             1995            1996             1995           9/30/96
                                            Unaudited        Unaudited       Unaudited        Unaudited       Unaudited
                                           ------------    ------------    -------------    ------------    ------------

Net sales                                  $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $      - 0 -
Cost of sales                                     - 0 -           - 0 -            - 0 -           - 0 -           - 0 -
                                           ------------    ------------    -------------    ------------    ------------

                 GROSS PROFIT (LOSS)              - 0 -           - 0 -            - 0 -           - 0 -           - 0 -

General and
  administrative expenses                         - 0 -           - 0 -            - 0 -           - 0 -           1,000
                                           ------------    ------------    -------------    ------------    ------------



                 NET INCOME (LOSS)         $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $     (1,000)
                                           ============   =============    =============    ============    ============
Net income (loss) per weighted
 average common shares                     $        .00    $        .00    $         .00    $        .00
                                           ============   =============    =============    ============

Weighted average number of
 common shares used to compute
 net income (loss)                            1,150,000       1,000,000        1,150,000       1,000,000
                                           ============    ============    =============    ============






                                                           BIO-CHEM, INC.
                                                    (A Development Stage Company)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional
                                                   Par Value $.001              Paid-in         Retained
                                                 Shares         Amount          Capital          Deficit
                                               ----------     ----------      -----------      -----------
Balances at 8/09/90
 (Date of inception)                               - 0 -      $   - 0 -       $    - 0 -       $     - 0 -
  Issuance of common stock (restricted)
   at $.001 per share at 8/09/90               1,000,000          1,000            - 0 -
  Net loss for period                                                                               (1,000)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/90                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/91                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/92                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/93                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -


Balances at 12/31/94                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                              ---------      ---------       ----------       -----------

Balances at 12/31/95                           1,000,000          1,000            - 0 -            (1,000)
  Stock sold                                     100,000            100           49,900
  Net loss for period                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 9/30/96                            1,100,000      $   1,100       $   49,900       $    (1,000)
                                               =========      =========       ==========       ===========





                                                           BIO-CHEM, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS



                                                                                                               8/09/90
                                                                     For the nine months                       (Date of
                                                                       ended Sept 30,                       inception) to
                                                               1996                     1995                   9/30/96
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $       - 0 -            $       - 0 -           $      (1,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                                              - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                        - 0 -                    - 0 -                  (1,000)

INVESTING ACTIVITIES
Organization Costs                                                 - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH USED BY
                    INVESTING ACTIVITIES                           - 0 -                    - 0 -                   - 0 -

FINANCING ACTIVITIES
        Proceeds from sale of
         common stock                                             50,000                    - 0 -                  51,000
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                          50,000                    - 0 -                  51,000
                                                           -------------            -------------           -------------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                          50,000                    - 0 -                  50,000

        Cash and cash equivalents
        at beginning of year                                       - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                       $      50,000            $       - 0 -           $      50,000
                                                           =============            =============           =============





                                 BIO-CHEM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


NOTE 1:              SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
        Accounting Methods
        The Company recognizes income and expenses based on the accrual method of accounting.

        Dividend Policy:
        The Company has not yet adopted any policy regarding payment of dividends.

        Income Taxes:
        The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

        In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement is required to be applied in the Company's financial statements for the fiscal year commencing January 1, 1993. The Company has elected to recognize the cumulative effect of the change in 1993. At December 31, 1995 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

NOTE 2:              DEVELOPMENT STAGE COMPANY
        The Company was incorporated under the laws of the State of Nevada on August 9, 1990 and has been in the development stage since incorporation

NOTE 3:              CAPITALIZATION
        On the date of incorporation the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. On August 15, 1996, the Company sold 100,000 shares of its common stock for $50,000 cash for an average consideration of $.50 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:              RELATED PARTY TRANSACTIONS
        The Company neither owns or leases any real property. Office services are provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BIO-CHEM, INC.




Dated: November 12, 1996    s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: November 12, 1996    s\David R. Yeaman
                          ------------------------------------------------------
                          David R. Yeaman, Secretary/Treasurer, CFO and Director