Form 10-Q
period 1997-06-30
INTERBET INC
filed 1997-08-18
CIK 894562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from               to

                       Commission file number 33-55254-43

                                 INTERBET, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                        87-0485308
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

          Suite 110, 1777 Botelho Drive, Walnut Creek, California 94596
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code      (510) 296-2400

              BIO-CHEM, INC., Suite 460, 3098 South Highland Drive
                           Salt Lake City, Utah 84601
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                      5,500,000 shares at August 13, 1997

                          PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Stockholders' Equity............................................F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statements................................................F-7

                                 InterBet, Inc.
                        (A development stage enterprise)
                                  Balance Sheet
                                    June 30,
                                                                 1997
                                                        ------------------------
                          ASSETS                             (Unaudited)
CURRENT ASSETS
   Cash                                               $                  60,156
   Note payable proceeds receivable                                     120,900
                                                        ------------------------
     Total Current Assets                                               181,056
                                                        ------------------------
OTHER ASSETS
   Deposit on deferred offering costs                                   175,000
                                                        ------------------------
     Total Other Assets                                                 175,000
                                                        ------------------------
Total Assets                                          $                 356,056
                                                        ========================

           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Bank line of credit                                $                 175,000
                                                        ------------------------
     Total Current Liabilities                                          175,000
                                                        ------------------------
LONG-TERM LIABILITIES
   Notes payable (note 1b)                                              140,000
                                                        ------------------------
     Total Long-Term Liabilities                                        140,000
                                                        ------------------------
     Total Liabilities                                                  315,000
                                                        ------------------------

           STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized 10,000,000
     shares; 4,281,054 at June 30, 1997 issued and
     outstanding.  (note 2)                                             423,312
   Preferred stock, no par value, authorized 1,000,000
     shares; 0 shares issued and outstanding. (note 2)                        0
   Deficit accumulated in the development stage                        (382,256)
                                                        ------------------------
 Total Stockholders' Equity                                              41,056
                                                        ------------------------
 Total Liabilities and Stockholders' Equity           $                 356,056
                                                        ========================

     The accompanying notes are an integral part of the financial statements

                                 InterBet, Inc.
                        (A development stage enterprise)
                             Statement of Operations
                      Period since inception ended June 30,

                                                                1997
                                                        ------------------------
                            REVENUE                          (Unaudited)
Revenue                                               $                       0
                                                        ------------------------
  Total revenue                                                               0
                         COST OF SALES
Cost of sales                                                                 0
                                                        ------------------------
   Gross profit/(loss)                                                        0
                           EXPENSES
Bank charges                                                                145
Consultants                                                             364,886
Dues, fees, licenses and taxes                                              150
Office expenses                                                           3,916
Professional fees                                                         1,875
Rent                                                                      9,454
Travel and entertainment                                                  1,830
Miscellaneous                                                                 0
                                                         -----------------------
  Total expenses                                                        382,256
                                                         -----------------------
Net loss before tax benefit                                            (382,256)
                                                         -----------------------
Income tax benefit (note 3)                                                   0
                                                         -----------------------
Net loss                                               $               (382,256)
                                                         =======================
Weighted average number of shares outstanding                         4,281,054
                                                         =======================
Net loss per share                                     $                  (0.09)
                                                         =======================









    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                        Statement of Stockholder's Equity


                                    Shares of                                                                            Total
                                     Common             Common             Preferred           Accumulated           Stockholders'
                                      Stock              Stock               Stock               Deficit                 Equity

BALANCE, June
   10, 1996                                   0    $             0                   0                       0                    0

Capital investment:
  June 1996 - founders                2,865,200            191,112                   0                       0              191,112
  June 1997 - via S-8                 1,050,000            172,200                   0                       0              172,200
  June 1997 - for cash                  365,854             60,000                   0                       0               60,000

Net loss                                      0                  0                   0               (382,256)             (382,256)
                                  -------------      -------------       -------------      ------------------     -----------------

BALANCE, June
   30, 1997  Unaudited)               4,281,054    $       423,312                   0               (382,256)               41,056
                                  =============      =============       =============      ==================     =================
















    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                             Statement of Cash Flows
                      Period since inception ended June 30,

                                                                                      1997
                                                                                 ----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:                                            (Unaudited)
Net loss                                                                       $        (382,256)
Adjustments to reconcile net loss to net cash used for operating activities:
    Stock  issued  for  services                                                         363,312
 Changes in operating assets and liabilities:
    (Increase) decrease in note payable proceeds receivable                             (120,900)
                                                                                 ----------------
Net cash used for development activities                                                (139,844)
                                                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on deferred offering costs                                                      (175,000)
                                                                                 ----------------
Net cash used by investing activities                                                   (175,000)
                                                                                 ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                60,000
Notes payable issued for cash                                                            315,000
                                                                                 ----------------
Net cash provided by financing activities                                                375,000
                                                                                 ----------------
Increase (decrease) increase in cash                                                      60,156

CASH, beginning of period                                                                      0
                                                                                 ----------------

CASH, end of period                                                            $          60,156
                                                                                 ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                          $               0
                                                                                 ================



    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of significant accounting policies
     The Company InterBet, Inc. was incorporated on June 10, 1996 in Nevada and conducts business from its headquarters in Walnut Creek, California.The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the period since inception ended June 30, 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a)  Fixed  assets  Fixed  assets  are  expected  to be  recorded  at  cost.
         Depreciation will computed by the straight-line method over the estimated useful lives of the assets, generally three or five years. Expenditures for maintenance and repairs will be charged to operations as incurred.

     b) Notes payable The Company issued notes payable in exchange for cash. The long term debentures carry a stated rate of 12% and mature on August 15, 2001. The interest is payable semi-annually commencing nine months after full subscription amounting to $5 million. The balance outstanding at April 30, 1997 is $140,000. The debentures currently outstanding are convertible into 39,206 shares of the Company's common stock at the descretion of the debenture holders. The debentures will automatically convert to shares of common stock if the Company completes an initial public offering which nets the Company at least $9.8 million and is priced at $7 per share or more; or if the Company's common stock is listed on a national stock exchange, or is listed on NASDAQ with a minimum bid/ask price of $7 per share and has a public float of at least 1 million shares.

     c) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

(2) Stockholders' equity The Company has authorized 10,000,000 shares of no par value common stock and 1,000,000 shares of no par preferred stock. In June 1996, the Company issued 2,865,200 shares of common stock in exchange for services previously provided to the Company valued at $191,112. In conjunction with the issuance of the debentures, the Company has issued 7,840 warrants convertible into 7,840 shares of the Company's common stock. In June 1997 the Company issued 1,050,000 shares of common stock under an S-8 registration as compensation to certain consultants in lieu of cash. In June 1997, the Company issued 365,854 shares of common stock in exchange for $60,000 in cash.

(3) Income taxes The amount recorded as deferred income tax asset at June 30, 1997, $152,900, represents the amount of tax benefit of loss carry-forwards. The Company has established a $152,900 valuation allowance against this asset, as the Company has no history of profitable operations. At June 30, 1997, the Company has a net operating loss carry-forward for income tax purposes of approximately $382,256, expiring in 2012.

(4) License agreements In July 1996, the Company entered into a license agreement with the Thlopthlocco Tribal Town Business Committee, (Tribe). In this agreement the Company agreed to contract with
         ElasticMEDIA Inc. to develop, maintain and oversee the implementation of the software and hardware configuration of the Internet, or World Wide Web, (WWW), aspects of the on-line bingo operations. The net profits of the on-line bingo operation are to be shared 40% to the Company and 60% to the Tribe. The Company is required to pay royalties to the ElasticMEDIA quarterly based on gross sales. The royalty percentages are: 3% of the first $1 million; 2% of the next $4 million; 1.75% of the next $5 million and 1.5% of all revenues over $10 million. This agreement is unilaterally cancellable with written notice by either party should the royalty payments due the Company are less than $25,000 in any year after the second anniversary date of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant is development stage company. The Registrant's plan of operation of the next twelve months is to establish a rapid market share in internet gambling. The Registrant has planned the following aggressive implementation schedule for that purpose:

   Bingo
September 1997, official introduction of Beta test of on line software engine. October 1997, launch of operations from host server on tribal land.
December 1997, advertising  blitz to internet bingo  customers.
March 1998, conduct on month of $1,000,000 promotions.

   Casino
November 1997, official introduction of Beta test of on line software engine. January 1998, launch of operations from host server on Antigua, West Indies. April 1998, advertising blitz to internet gaming customers.
July 1998, conduct on month of $1,000,000 promotions.

The Registrant will require funding to impliment its plan of operation. There is no assurance such funding will be available on reasonable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Registrant.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

   The Registrant is not engaged in any legal proceedings, and is not aware of any threatened or pending claims or assessments.

Item 2. Changes in Securities.

There has been no change in the Registrant's outstanding securities or in the rights evidenced thereby.

(c) The Registrant entered into a statutory merger during the period in which the common stock of the acquired company was changed into common stock of the Registrant.

Item 3. Defaults Upon Senior Securities.

 The Registrant is not in default on any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders.

 Item 5. Other Information.

 The Registrant has been informed by a representative of the Thlopthloccos Tribe of American Indians that their request for review and approval of the tribal gaming ordinance has been denied by the National Indian Gaming Commission. To provide the requisite Class II gaming license for the operation of a bingo-for-cash game on the internet, the Registrant has a letter of intent to negotiate an exclusive agreement with the Big Lagoon Rancheria Tribe of Trinidad, California which, on August 5, 1994, received approval of its gaming ordinance and has an established Class II license. Terms of the agreement will allow the Registrant to proceed with its planned operations and in compliance with the Indian Gaming Regulatory Act. The letter of intent states that it is the intention of the parties that a completed contract be signed within ten days.

 The Registrant has received approval in principle, subject to receipt of full documentation and completion of due diligence, of a license from the Free Trade and Processing Zone in Antigua, West Indies, to operate an off-shore internet casino gaming operation for all types of casino gaming for cash.

S.T. Deck, Jr., resigned from the Board of Directors and as an officer on July 1, 1997 to pursue other business interests. Mark A. Popp was elected as a director and president to replace Mr. Deck.

Item 6. Exhibits and Reports on Form 8-K.

 The Company hereby incorporates its Form 8-K filed on June 24, 1997.

 Exhibits
(10) Material contracts
10.1 Agreement with the Big Lagoon Rancheria Tribe
10.2 Approval of application by the Free Trade & Processing Zone, Antigua, West Indies
(27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERBET, INC.
(Registrant)


/s/ Mark A. Popp
Mark A Popp, President and Chief Executive Officer

Date: August 13, 1997


/s/Jack W. Deck
Jack W. Deck, Chief Accounting Officer and Principal Financial Officer

Date: August 13, 1997