Form 10-Q
period 1997-09-30
INTERBET INC
filed 1997-11-24
CIK 894562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                      4,281,904 shares at September 30, 1997

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

                                 InterBet, Inc.
                        (A development stage enterprise)
                                  Balance Sheet
                                  September 30,
                                                                 1997
                                                        ------------------------
                          ASSETS                             (Unaudited)
CURRENT ASSETS
   Cash                                               $                   2,053
   Note payable proceeds receivable                                      41,000
                                                        ------------------------
     Total Current Assets                                                43,053
                                                        ------------------------
OTHER ASSETS
   Deposit on deferred offering costs                                   175,000
   Advances receivable                                                    1,698
                                                        ------------------------
     Total Other Assets                                                 176,698
                                                        ------------------------
Total Assets                                          $                 219,751
                                                        ========================

           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                   $                  27,221
   Accrued interest payable                                               2,865
   Advances payable                                                      95,500
                                                        ------------------------
     Total Current Liabilities                                          125,586
                                                        ------------------------
LONG-TERM LIABILITIES
   Notes payable (note 1b)                                              140,000
                                                        ------------------------
     Total Long-Term Liabilities                                        140,000
                                                        ------------------------
     Total Liabilities                                                  265,586
                                                        ------------------------

           STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized 10,000,000
     shares; 4,281,904 at September 30, 1997 issued and
     outstanding.  (note 2)                                             390,006
   Preferred stock, no par value, authorized 1,000,000
     shares; 0 shares issued and outstanding. (note 2)                        0
   Deficit accumulated in the development stage                        (435,841)
                                                        ------------------------
 Total Stockholders' Equity                                             (45,835)
                                                        ------------------------
 Total Liabilities and Stockholders' Equity           $                 219,751
                                                        ========================

     The accompanying notes are an integral part of the financial statements

                                 InterBet, Inc.
                        (A development stage enterprise)
                             Statement of Operations
                      Period since inception ended September 30,

                                                                1997
                                                        ------------------------
                            REVENUE                          (Unaudited)
Revenue                                               $                       0
                                                        ------------------------
  Total revenue                                                               0
                         COST OF SALES
Cost of sales                                                                 0
                                                        ------------------------
   Gross profit/(loss)                                                        0
                           EXPENSES
Advertising                                                               1,422
Automobile expenses                                                         128
Bank charges                                                                252
Consultants                                                             385,178
Dues, fees, licenses and taxes                                              150
Interest expense                                                          6,510
Office expenses                                                          13,618
Product development                                                      13,824
Professional fees                                                         1,875
Rent                                                                     10,744
Travel and entertainment                                                  2,114
Miscellaneous                                                                26
                                                         -----------------------
  Total expenses                                                        435,841
                                                         -----------------------
Net loss before tax benefit                                            (435,841)
                                                         -----------------------
Income tax benefit (note 3)                                                   0
                                                         -----------------------
Net loss                                               $               (435,841)
                                                         =======================
Weighted average number of shares outstanding                         3,148,607
                                                         =======================
Net loss per share                                     $                  (0.14)
                                                         =======================









    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                        Statement of Stockholder's Equity


                                    Shares of                                                                            Total
                                     Common             Common             Preferred           Accumulated           Stockholders'
                                      Stock              Stock               Stock               Deficit                 Equity

BALANCE, June
   10, 1996                                   0    $             0                   0                       0                    0

Capital investment:
  June 1996 - founders                2,865,200            191,112                   0                       0              191,112
  June 1997 - via S-8                 1,050,000            172,200                   0                       0              172,200
  June 1997 - for cash                  365,854             60,000                   0                       0               60,000
  July 1997 - for cash                    1,850             11,100                   0                       0               11,100
  July 1997 - redemption for cash        (1,000)            (6,671)                  0                       0               (6,671)
  July 1997 - broker charges                  0            (37,735)                  0                       0              (37,735)

Net loss                                      0                  0                   0               (435,841)             (435,841)
                                  -------------      -------------       -------------      ------------------     -----------------

BALANCE, September
   30, 1997  Unaudited)               4,281,904    $       390,006                   0               (435,841)              (45,835)
                                  =============      =============       =============      ==================     =================
















    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                             Statement of Cash Flows
                      Period since inception ended September 30,

                                                                                      1997
                                                                                 ----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:                                            (Unaudited)
Net loss                                                                       $        (435,841)
Adjustments to reconcile net loss to net cash used for operating activities:
    Stock  issued  for  services                                                         363,312
 Changes in operating assets and liabilities:
    (Increase) decrease in note payable proceeds receivable                              (41,000)
    (Increase) decrease in other assets                                                   (1,698)
    Increase (decrease) in accounts payable                                               27,221
    Increase (decrease) in accrued liabilities                                             2,865
                                                                                 ----------------
Net cash used for development activities                                                 (85,141)
                                                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on deferred offering costs                                                      (175,000)
                                                                                 ----------------
Net cash used by investing activities                                                   (175,000)
                                                                                 ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable issued for cash                                                            315,000
Common stock issued for cash net of expenses
  of offering of $37,735                                                                  26,694
Advances from others                                                                      95,500
Principal payments on debt                                                              (175,000)
                                                                                 ----------------
Net cash provided by financing activities                                                262,194
                                                                                 ----------------
Increase (decrease) increase in cash                                                       2,053

CASH, beginning of period                                                                      0
                                                                                 ----------------

CASH, end of period                                                            $           2,053
                                                                                 ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                          $               0
                                                                                 ================



    The accompanying notes are an integral part of the financial statements.

                                 InterBet, Inc.
                        (A development stage enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of significant accounting policies
     The Company  InterBet, Inc. was incorporated on June 10, 1996 in Nevada and conducts business from its headquarters in Walnut Creek, California.The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended.Actual results could differ significantly from those estimates. The financial statements for the period since inception ended September 30, 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a)  Fixed assets.  Fixed  assets  are  expected  to be  recorded  at  cost.
         Depreciation will computed by the straight-line method over the estimated useful lives of the assets, generally three or five years. Expenditures for maintenance and repairs will be charged to operations as incurred.

     b) Notes payable. The Company issued notes payable in exchange for cash. The long term debentures carry a stated rate of 12% and mature on August 15, 2001. The interest is payable semi-annually commencing nine months after full subscription amounting to $5 million. The balance outstanding at September 30, 1997 is $140,000. The debentures currently outstanding are convertible into 39,206 shares of the Company's common stock at the descretion of the debenture holders. The debentures will automatically convert to shares of common stock if the Company completes an initial public offering which nets the Company at least $9.8 million and is priced at $7 per share or more; or if the Company's common stock is listed on a national stock exchange, or is listed on NASDAQ with a minimum bid/ask price of $7 per share and has a public float of at least 1 million shares.

     c) Net loss per share. Net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

(2) Stockholders'equity. The Company has authorized 10,000,000 shares of no par value common stock and 1,000,000 shares of no par preferred stock. In June 1996, the Company issued 2,865,200 shares of common stock in exchange for services previously provided to the Company valued at $191,112. In conjunction with the issuance of the debentures, the Company has issued 7,840 warrants convertible into 7,840 shares of the Company's common stock. In June 1997 the Company issued 1,050,000 shares of common stock under an S-8 registration as compensation to certain consultants in lieu of cash. In June 1997, the Company issued 365,854 shares of common stock in exchange for $60,000 in cash. In July, 1997 the Company issued 1,850 shares of common stock in exchange for $11,100 in cash, redeemed 1,000 shares of stock originally issued in June, 1996 for $6,671 and reduced capital by the payment of $37,735 to two brokerage firms for expenses of offering.

(3) Income taxes. The amount recorded as deferred income tax asset at September 30, 1997, $177,588 represents the amount of tax benefit of loss carry-forwards. The Company has established a $177,588 valuation allowance against this asset, as the Company has no history of profitable operations. At September 30, 1997, the
         Company has a net operating loss carry-forward for income tax purposes of approximately $435,841, with $191,112 expiring in 2011 and $244,729 expiring in 2012.

(4) License agreements. In July 1996, the Company entered into a license agreement with the Thlopthlocco Tribal Town Business Committee, (Tribe). This agreement was subsequently canceled as provided for in the agreement due to the Tribe's difficulty in obtaining a Class II gaming license approval from the National Indian Gaming Commission. The Company initiated negotiations with the Wiyot-Yurok-Tolowa Indian Tribe which is in possession of the necessary licenses and approvals and a contract with them is expected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant is a development stage company. The Registrant's plan of operation for the next twelve months is to establish a rapid market share in internet gambling. The Registrant has planned an aggressive implementation schedule for that purpose.

The Registrant will require funding to impliment its plan of operation. There is no assurance such funding will be available on reasonable terms, if at all.

During the period covered by this report the Registrant terminated its agreement with the Thlopthlocco Indian Tribe of Oklahoma due to the Tribe's difficulty in obtaining a Class II gaming license approval from the National Indian Gaming Commission. The registrant initiated negotiations with the Wiyot-Yurok-Tolowa Indian Tribe which is in possession of the necessary licenses and approvals and a contract with them was expected to be completed in the immediate future.

During the period covered by this report the Registrant renegotiated its relationship with nineCo to allow for other software developers to produce the Internet Bingo game needed by InterBet. The Registrant initiated negotiations with a major software manufacturer, Random Corporation, to complete a suite of Class II gambling games for InterBet's use on the Internet. Contract negotiations were expected to be completed in the immediate future.

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

NONE

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

Date: November 10, 1997


/s/Jack W. Deck
Jack W. Deck, Chief Accounting Officer and Principal Financial Officer

Date: November 10, 1997