Form 10-Q/A
period 1997-09-30
INTERBET INC
filed 1997-11-28
CIK 894562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-Q Amendment No. 1

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

INTERBET, INC.
(Registrant)


/s/ Stanley Deck, Jr.
Stanley Deck, Jr., President and Chief Executive Officer

Date: November 10, 1997


/s/Michael Vishno
Michael Vishno, Secretary and Chief Financial Officer

Date: November 10, 1997