Form 10-K
period 1997-12-31
INTERBET INC
filed 1998-05-15
CIK 894562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

SUITE 110, 1777 BOTELHO DRIVE
WALNUT CREEK, CALIFORNIA                        94596
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (925) 296-2424

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

                                Sequential page 1

At April 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                         Outstanding as of April 30, 1998
$.001 PAR VALUE CLASS A COMMON STOCK                  5,893,000 SHARES

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.  Business.

         The Company was incorporated under the laws of Nevada on August 9, 1990. On June 6, 1997, the Company merged with Interbet, Inc., also a Nevada corporation, ("Original Interbet") and changed its name to Interbet, Inc. The Company is in the developmental stage. Prior to the merger, operations were limited to the sale of shares to Capital General Corporation, the gifts of shares to certain donees, investigating potential business ventures which, in the opinion of the Company's then management, would provide a source of eventual value to the Company and marketing, promoting and developing products comprised of substances derived from naturally occurring organic and inorganic sources, such as, but not limited to, melaleuca oil, surfactants and grape and grapefruit seed extract for use in industrial, commercial and consumer applications. Due to the limited financial resources, the Company terminated the marketing business and refocused on investigating potential business ventures for possible acquisition. On August 15, 1996, the Company, in consideration of the issuance of 100,000 authorized but unissued shares, acquired $50,000.00 from Capital General Corporation for $.50 per share. The price of the shares was arbitrarily decided and agreed to by both parties. After completion of the stock purchase, Capital General Corporation became the holder of approximately 92.8% of the issued and outstanding shares of the Company. Prior to the merger with Original Interbet, the directors and officers of both the Company and Capital General Corporation were the same persons.

         Following the merger with Original Interbet, the Company continued the business of the acquired company, which is engaged in the development by independent contractors of computer software designed to pay Class II games of chance, such as bingo, for money prizes on the Internet and in efforts to contract with an American Indian Tribe to establish and manage a web site for playing these games of chance on the World Wide Web. The Company has a contract

                                Sequential page 2
with Random Games, Inc. of Morrisville, North Carolina for development of the software and additional software required to track the billing, prize payments and accounting information needed to effectively operate such games on the Internet. The gaming software is now completely developed, but additional software required for record keeping and accounting functions has not been completed. The Company has established a web site at www.interbet.com to beta test the games and at which the Company's games can be played without charge and without prizes. Because the background of certain individuals who provide consulting services to the Company regarding its management and operations involve prior criminal convictions, the Company has suspended its efforts to contract with any native American Indian Tribe until these persons are no longer affiliates of the Company. The Company plans to make an acquisition which would result in management of the acquired enterprise taking over the management of the Company and those persons with prior criminal convictions ceasing to be affiliates of the Company. The Company intends to acquire an enterprise which will have an interest in pursuing the Company's planned business in Internet gaming. There is no assurance as to when or if the Company may locate a suitable acquisition target; however, the Company and its consultants are actively seeking a merger target. There is no assurance exactly how a new management will decide to conduct the Company's business in combination with the business of the acquired company from which the new management would come.

ITEM 2.  Properties.

     The Company does not own or lease any property. The Company uses one office within the offices of Diablo Associates, Inc., which along with its principals provide consulting and management services to the Company, on a month to month basis. See, "Management".

ITEM 3.  Legal Proceedings.

         Original Interbet was founded in 1996 upon the advice and recommendation of Diablo Associates, Inc., a Nevada corporation. The management of Diablo Associates, Inc. is composed of Burton Vishno and it employs Stanley
T. Deck, Sr., Edward Durant and Walter Zink as consultants. Diablo Associates, Inc. and Messrs. Deck, Durant and Zink were employed by Original Interbet are employed by the Registrant as consultants. The Original Interbet's operations were funded, in part, with part of the proceeds from the sale of convertible debentures by the "Silicon Valley IPO Network", an association sponsored by Diablo Associates, Inc. and others. The Silicon Valley IPO Network sold convertible debentures to fund the operations of ten companies, including the Registrant. The convertible debentures were sold without federal or state securities registration in reliance upon exemptions from the respective registration requirements. The convertible debentures were convertible in part into common stock of the Registrant and in part into common stock of the other nine companies whose operations were funded with debenture proceeds. As a result of the Registrant's participation in funding provided by the convertible debentures issued by Silicon Valley IPO Network, the Registrant has been named, together with the Silicon Valley IPO Network, Diablo Associates, Inc., the nine other participants in the funding provided by the convertible debentures and others as a subject of a formal investigation being conducted by the U.S. Securities and Exchange Commission for the purpose of determining whether the Registrant or any other persons have violated provisions of the federal securities laws.

                                Sequential page 3

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On June 6, 1997, the Company's majority stockholder, which at that time was Original Interbet, approved the merger of Original Interbet into the Registrant. On September 17, 1997, a majority of the Company's stockholders purported to elect the Company's current directors, pursuant to a proxy vote. The Company later determined that the proxies were possibly invalid and that earlier elections of the Company's directors, beginning with the initial organization of Original Interbet had been invalid. Accordingly, the purported election by the stockholders has been deemed to be invalid and of no effect. Subsequently, the original director designated in the Articles of Incorporation of Original Interbet elected the Company's current directors to cure defects in the prior elections of directors of Original Interbet and of the Company's directors beginning with the merger of Original Interbet into the Company.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company's common stock trades under the stock symbol "EBET" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company has been informed that one registered securities broker is making a market in the Company's common stock at April 30, 1998. None of the entities or representatives, and none of the individuals known by the Company's officers to be associated persons with any such broker, has an affiliation, direct or indirect, with the Company. The approximate high and low bid prices for the Company's Common Stock for the quarter ended June 30, 1997 were $6 and $6, respectively, for the quarter ended September 30, 1997 were $6.5 and $.25, respectively, for the quarter ended December 31, 1997 were $2.62 and $.25, respectively, and for the quarter ended March 31, 1998 were $.875 and $.4375, respectively. These bid prices are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions. Prior to the quarter ended June 30, 1997 there were no bid prices quoted for the Company's common stock

     At April 30, 1998, there were approximately 675 record holders of the Company's common stock. The Company has not declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

     Selected financial data will be provided by amendment upon receipt of the Company's December 31, 1997 audit. See "Financial Statements".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                Sequential page 4

     This information will be provided by amendment upon receipt of the Company's December 31, 1997 audit. See "Financial Statements".

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         Stanley T. Deck, Jr., age 33, is a director and the president of the Company. Mr. Deck was initially elected in 1996 as one of the directors and officers of the Company at the Company's purported organization by the original director designated in the Company's Articles of Incorporation. Soon after the date of the merger of Original Interbet into the Company, Mr. Deck was replaced by others as a director and officer of the Company. In September 1997, such other persons were purported to be removed as directors by stockholder action pursuant to proxies and Mr. Deck was purported to be reelected to his present positions with the Company. See, Item 4. Mr. Deck's background is in management and operations in electronic media. He has been employed in the position of Director of Operations, News Director, Promotions Manager, and Engineer with CBS, ABC and NBC television affiliates and Telecommunications, Inc.'s international broadcast facility. Mr. Deck was primarily during the periods of June to September 1997 and continues on a part time basis to be involved in field operations of Overtime Parking, Inc., a company which issues citations to nonpaying motorists on commercial parking lots. Overtime Parking, Inc. is a participant in Silicon Valley IPO Network. Most recent five year employment history to be provided by amendment.

     Michael S. Vishno, age 36, is a director and the chief financial officer of the Company. . Mr. Vishno was initially elected in 1996 as one of the directors and officers of the Company at the Company's purported organization by the original director designated in the Company's Articles of Incorporation. Soon after the date of the merger of Original Interbet into the Company, Mr. Vishno was replaced by others as a director and officer of the Company. In September 1997, such other persons were purported to be removed as directors by stockholder action pursuant to proxies and Mr. Vishno was purported to be reelected to his present positions with the Company. See, Item 4. Mr. Vishno, has had fifteen years of business experience in management and operations, including captain of a small fishing vessel and bar and restaurant management. Mr. Vishno was primarily during the period of June to September 1997 and continues on a part time basis to be involved in field operations of Overtime Parking, Inc., a company which issues citations to nonpaying motorists on

                                Sequential page 5
commercial parking lots. Overtime Parking, Inc. is a participant in Silicon Valley IPO Network. Most recent five year employment history to be provided by amendment.

         The directors of the Company are elected annually by a vote of the holders of a majority of the outstanding common stock; however, the current directors have been elected by the original director and an annual stockholder vote on the incumbent directors not having been taken. The directors and officers, as well as the Company in general, are significantly dependent upon the advice and management services of Diablo Associates, Inc. The directors have approved a general management and consulting arrangement with Diablo Associates, Inc. as well as separate consulting agreements with certain consultants to Diablo Associates, Inc. Diablo Associates is deemed to be an affiliate and controlling person of the Registrant, as those terms are defined for purposes of the federal securities laws. Mr. Deck is the son of one of the consultants to Diablo Associates, Inc. and to the Company and Mr. Vishno is the son of the principal of Diablo Associates, Inc.

         Information about consultants to and the principal of Diablo Associates, Inc. and to the Company is as follows: In 1983 Edward Durante, who provides general management services, planning, direction and product development for the Company was barred for an indeterminate period by the National Association of Securities Dealers, Inc. from association with members of the Association, in 1975 Mr. Durante was convicted of grand larceny; and of violation of Section 487.1 of the California Penal Code for forgery in 1990. In July 1997, a complaint was filed against Mr. Durant in connection with a program to sell vending machines, he is the subject of a cease and desist order alleging vending machine fraud and he is the subject to a ten year consent decree barring him from selling business opportunities. Burton Vishno, the principal of Diablo Associates, Inc., who provides general management services, planning, direction, product development, recruitment and public relations services, was convicted of wire fraud in 1983 and in 1987 and signed a consent decree in an action brought by the U.S. Securities and Exchange Commission permanently barring him from the securities industry as a result of alleged dissemination of false and misleading information. In July 1997, a complaint was filed against Walter Zink, who provides accounting and financial consulting services to the Company, in connection with a program to sell vending machines and he is the subject to a ten year consent decree barring him from selling business opportunities. Stanley Deck, Sr. who provides public relations and management consulting services to the company is the subject of disciplinary action by the NASD. The information about Messrs. Durante, Vishno, Zink and Deck has been provided by them. The Registrant has not otherwise verified the accuracy or completeness of the information.

ITEM 11.  Executive Compensation.

     Stanley T. Deck, Jr., received a salary of $2,600 per month in his capacity of president of the Company beginning mid September 1997. Mark A. Popp received average compensation of $692.86 per month in his capacity of president of the Company from June to mid September 1997. Prior to the merger of Original Interbet into the Company, the Company's president did not receive any compensation.

                                Sequential page 6

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock, the address of each such person, the number of shares which each owns and the percentage of the Common Stock represented by such shares, is set forth in the following table.

Name                                                 Number of Shares
Stanley T. Deck, Jr.(1)                                                   (2)
Michael S. Vishno(1)                                                   (2)
Messrs. Deck and Vishno's address is the address of the Company
Less than one percent.

ITEM 13.  Certain Relationships and Related Transactions.

     The Company has consulting agreements with Diablo Associates, Inc. whose principal is Burton Vishno, Michael Vishno's father and Stanley T. Deck, Sr., Stanley T. Deck, Jr.'s father. These consulting agreements provide for no compensation. Management believes the compensation to these consultants is reasonable for the services provided.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits

22           Development agreement with Random Games, Inc.
23            Consent of independent auditor

Financial Statements - December 31, 1997.

         Financial statements required by this annual report on Form 10-K will be filed by amendment as soon as the audit thereof is completed by the Company's independent auditor, who has not been engaged at the date of this report. The Company believed that it had engaged the accountant who had audited the financial statements of Original Interbet and did not realize until late April 1998 that the Company's failure either to receive an engagement letter or receive the completed audit for 1997 was an indication of the accountant not desiring to be engaged for the 1997 audit. Subsequently, the Company has approached the accountant who audited the Company's 1996 financial statements prior to its merger in June 1997. At the date of this report, that accountant has not decided whether it will agree to be engaged for the 1997 audit. The Company is hopeful that it can obtain a 1997 audit in the near future, but there is no assurance that this will be achieved.

Reports on Form 8-K.

                                Sequential page 7

         The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997:

Date of Report (Date of earliest event reported) December 3, 1997 (September 17,
1997)

Date of Amendment No. 1 to the forgoing report on Form 8-K January 16, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interbet, Inc.
By:  /s/  Stanley T. Deck, Jr.
       Stanley T. Deck, Jr., President and Chief Executive Officer
By:  /s/  Michael Vishno
        Michael S. Vishno, Chief Financial and Accounting Officer
Date:  May 8, 1998


 Exhibit 22.  Development agreement with Random Games, Inc.

                                                     AGREEMENT

         This agreement is made at Walnut Creek, California on November 25, 1997, by Interbet, Inc., hereafter "Interbet", and Random Games Corporation, hereafter "Random", with addresses as they appear below.

RECITALS

     Random has the technology and necessary personnel to create a database commonly known as "back end" to provide a billing system for games, maintain records for each customer's playing history, and keep track of each ticket played .

         Interbet wishes to have created a back end database for use in a suite of class II and class III games.

-ARTICLE ONE-
DESCRIPTION

     1.1 Random agrees to create a back end which will maintain records for each customer showing their personal information, their financial history, and their

                                Sequential page 8
ticket playing history, and which will also keep track of each ticket played, who purchased the ticket and when, the actions performed, and the final state of the ticket. The database will include the ability to search by ticket number or customer ID, and will give a concise and easily readable report. The billing system will integrate CyberCash's credit card billing ability into the database to keep track of all customer account information, debit and credit customer credit cards, and maintain a clear audit trail.

-ARTICLE TWO-
PRICE

     2.1 Interbet agrees to pay Random One Hundred Twenty Thousand Dollars ($120,000) for the creation of the back end database which is estimated to require thirteen weeks. Payment to Random shall be as follows:

                    A. Forty Thousand Dollars ($40,000) when work commences, on or about December 10, 1997.

                    B. Thirty Thousand Dollars ($30,000) six weeks after the commencement of work on the project.

                    C. Thirty Thousand Dollars ($30,000) at the time the back end is connected to the Interbet game(s).

                    D. Twenty Thousand Dollars ($20,000) thirty days after connection of the back end to the Interbet game(s).

-ARTICLE THREE-
DISTRIBUTION

     3.1 Distribution and marketing of the back end database and the various games combined with the database shall be the exclusive responsibility of Interbet, at the expense of Interbet only. Random shall receive two and one half percent (2 1/2 %) of the net revenues received by Interbet from the sale or lease of such database and/or games.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement effective as of the date first written above.

RANDOM GAMES, INC.                               INTERBET, INC.

By, /s/Randal Masteller                          By, /s/S.T. Deck, Jr.



                                                Sequential page 9