Form 10KSB
period 1999-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2000-05-02
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-KSB

  [X]   Annual report under section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended May 31, 1999.

  [ ]   Transition report under section 13 or 15(d) of the Securities
   Exchange Act of 1934.


COMMISSION FILE NUMBER: 33-55254-43

                       Virtual Gaming Enterprises, Inc.
            (Exact name of registrant as specified in its charter)


        Nevada                                           87-0485308
(State of Organization)                          (I.R.S. Employer I.D. No.)

                   2580 SEASCAPE GLEN, ESCONDIDO, CA 92026
                   (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (760) 510-0188

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There were no revenues during the initial year of operations as the Company focused on web site and casino development.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on April 28, 2000, was approximately $18,034,254. The number of shares outstanding of the registrant's common Stock as of April 28 2000 was 2,576,322.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

         2,576,322 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                   Form 10-KSB Reference Location
None                                                     N/A

                       Virtual Gaming Enterprises, Inc.

                      Table of Contents for Form 10-KSB
                           Year Ended May 31, 1999


                                    PART I

Item 1.  Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                   Part II

Item 5.  Market for Common Equity and Related Stockholders Matters
Item 6.  Management's Discussion and Analysis of Plan of Operation
Item 7.  Audited Financial Statements
Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disc

                                   Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

                                    PART I


This Report contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitations, material risks factors such as inadequate working capital, auditors qualification as to going concern, recent commencement of operations, lack of market acceptance to date for the Company's products and services, nominal revenues to date, continuing losses from operations, future growth of revenue and threat of regulation of Company's business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from these anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date such statement was made.


Item 1.  Business

    Virtual Gaming Enterprises, Inc. was incorporated June 1, 1998, under the laws of the State of Nevada. Mr. Joseph M. Williams acted as President for approximately two weeks before Mr. Virgil G. Williams assumed the daily responsibility of President and continues in that capacity to present.

    On June 11, 1998, Virtual Gaming Enterprises, Inc. ratified a plan of Merger with Interbet, Inc. Upon successful completion of the merger, Virtual Gaming Enterprises, Inc. was named the succeeding entity and the name was changed to Virtual Gaming Enterprises, Inc. The Company was formed to purchase, manage, develop, market, and resell casino style Internet games that will allow players to wager.

    Initial business development efforts involved exploring potential contracts with various Indian tribes. These agreements with Indian Tribes proved to be too difficult to bring to market. The Company then chose to purchase developed technologies with existing casino licenses.

    The Company purchased Hung-Sai Ltd., an International Business Corporation, now a fully owned subsidiary of Virtual Gaming Enterprises, Inc. Hung-Sai is the business of on-line gaming.

    The Company, through it's subsidiary, purchased one casino in December of 1998 called Classic Bet. Classic Bet is a traditional on-line casino that requires the loading of software on the player's computer. Classic Bet has a suite of Multimedia games including Black Jack. Promotion of Classic Bet is done primarily through mass mailing of CD with the games on them. Once the software suite has been loaded, the player can log in to their secure account with a user name and password.

    In November of 1999 the Company purchased a Theme Park of 18 games that are simple, secure and player friendly. Players can choose from Black Jack, Video Poker, Lil' Baccarat, and/or slot machines. Players have the ability to register once and play in many different themed casinos. Using at least a 56k modem players can begin playing in less than two minutes. The Company has eliminated the days of downloading software or waiting for a CD in the mail. Our players do not install any software. Anyone with Netscape or Internet Explorer 4.x browsers can easily access and play the Java-based games. Players can always find a table or slot machine because an unlimited number of openings are dynamically created for each member who enters the casino. Players enjoy the same advantages of traditional casinos conventional gaming software that reshuffles the deck after each hand. The Company's software plays up to six decks before shuffling.

    The Company holds a 20% (twenty percent) interest in a Sports Book business, Vegasbook.com, also licensed and operated exclusively on the Island of Dominica. Vegas Book maintains an 800 number that allows players to submit sports wagers by phone using secure passwords and user names.

    All deposits are escrowed with the largest Dominican off shore bank insuring that the player's account remains solely available for their wagers. Membership is protected from all outside inquiries by the Offshore Privacy Act of 1995 and sets severe penalties for any release of information. It has never been easier or safer to bring the excitement of legitimate casino gaming into the player's home or office.

    Network Services are provided through InSatCom, Ltd. InSatCom offers a high-speed digital data center coupled with a fully redundant private satellite communication network. Licensed by Cable and Wireless and the Government of the Commonwealth of Dominica, InSatCom is the first private network offering encrypted data, Internet web hosting, and reliable video transmissions from the Caribbean. InSatCom's nine-meter satellite dish is able to simultaneously broadcast to multiple transponders ensuring a reliability factor of 99.9%. The threat of unauthorized entry is virtually eliminated because InSatCom operates its own proprietary software and hardware. Player's wagers and transactions are encrypted to retain complete confidentiality.



Item 2.  Properties

    The Company neither owns nor leases any real property. Virgil G. Williams, President and a Director of the Company provide office facilities and related services, without charge. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026.



Item 3.  Legal Proceedings

    The Company is not currently involved in any litigation. The Company was the subject of an Administrative Proceeding filed by the securities and Exchange Commission, file number 33-55254-43 regarding a cease-and-desist proceeding and stop order proceeding instituted pursuant to Section 8(d) of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of

1934. Without admitting or denying the findings of these proceedings the Company agreed to cease-and-desist from committing or causing any violation, and any future violation, of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 there under and agreed to the suspension of the Company's Form S-8.



Item 4.  Submission of Matters to a Vote of Security Holders

The only matter submitted to the shareholders of the corporation was the matter of the Plan of Merger with Interbet, Inc., such plan being effective as of June 11, 1998. The Merger was approved by a majority vote of 13,136,539 votes in favor of the Merger out of the 25,000,000 total outstanding at the time of the vote. The Articles of Merger were filed with the Sate of Nevada pursuant to the provisions of NRS 78-458, the Domestic and Foreign Corporation Laws.

                                     PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is listed on the Over the Counter Bulletin Board under the symbol "VGAM". The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter since March 31, 1998. These quotations reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

        Date                      Low           High

   March 31, 1998                 .01     -     .10
   June 30, 1998                  .01     -     .10
   September 30, 1998             .10     -     .87
   December 31, 1998              .10     -     .87
   March 31, 1999                 .75     -    2.50
   June 30, 1999                 3.00     -    5.00
   September 30, 1999            5.00     -    9.87
   December 31, 1999             8.50     -   10.37
   March 31, 2000               15.00     -   18.50



Item 6.  Management's Discussion and Analysis or Plan of Operation

NOTE:  REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

    This statement includes projections of future results and forward looking statements as that terms is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.

Virtual Gaming has taken an "off-line" approach to marketing to the end users or players. The Company has focused efforts in print, radio, developed an affiliate program and, instituted countless direct marketing programs. The Company has chosen not to focus on banner advertisement as our sole marketing efforts. The Company plans to separate itself from other on-line casinos with this unique marketing approach.

     Through strategic partnerships, Virtual Gaming will be in the business of selling turnkey solutions to prospective casino owners. The Company has refined the licensing and connectivity issues that a new casino entrepreneur might find insurmountable. Moreover, the Company has tested, enhanced, and developed reporting features that a casino operator must have. The Company has partnered with a creative staff to offer custom themes to what the prospective casino owner might want.

The Company intends to develop casinos in non-English languages. The Internet will allow the Company to reach new markets. The Company will then aggressively market Internationally. The Company should benefit initially from listings in new search engine technologies outside of the U.S.

The Company should benefit from adding new functionality to the games hosted in Dominica. The Java-based games will make new features easy and fast to implement. All changes are made at the server level and can be enjoyed by the players immediately. The existing software development team is currently testing new features such as chat rooms, message boards, and the addition of sound. The Company continues to test and enhance games based on player feedback



Item 7.  Financial Statements

See Independent Auditors Report, Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and Notes to Financial Statements, included herein and made a part of this report.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    There have been no disagreements with the accountants or the accounting and financial disclosure.

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

Virgil G. Williams

Mr. Williams was born in Cameron, Texas on February 10, 1948. His formative years were spent in North Central and East Texas. Attending private school in East Texas for primary and secondary schooling, Mr. Williams was heavily involved in scholastic and athletic programs.

Graduating at the top of his class in 1966, Mr. Williams applied for and was accepted to Ambassador College in Pasadena, California. Graduating near the top of his class in 1970, Mr. Williams was offered a position with the faculty teaching Advanced Speech & Communications courses to selected classes.

Two days following his graduation, Mr. Williams married his current wife of 30 years. Mr. Williams taught classes while completing his post Graduate work in Education/Speech & Communication in 1974. The Williams' son, Joseph Matthew was born in September 1971 and their daughter Jacquelyn Renae was born in May 1976.

Mr. Williams resigned from his position in August 1980 and moved to Richmond, VA where he formed Consolidated Resources, Ltd. and worked in the asset management business. Working with assets of clients in excess of 100 Million Dollars, Mr. Williams enjoyed expanding his base of knowledge in various arenas of finance, which included working with public stock.

Realizing the potential of the public arena, Mr. Williams took a position with a public Company in San Diego, CA in 1991- 1994. Returning to the private sector, Mr. Williams continued to work with public companies on a consulting restructuring basis for the next three years.

Mr. Williams filed for personal bankruptcy on October 20, 1997 and was discharged on December 30, 1997. In October, 1995, a federal district court found Mr. Williams liable for securities fraud and ordered him to pay a joint and several judgment of $26,987,721 in re: Alco International Group, Inc. This judgment was included in and discharged pursuant to the federal bankruptcy laws.

Virtual Gaming Enterprises was incorporated in Nevada in June 1998 and Mr. Williams was named Chairman of the Board and President within the first month of operation and has continued in that capacity to the present.


Brenda J. Williams

Brenda Williams was born in Wichita, Kansas on February 23, 1949 and resided in the Wichita area until her graduation from high school in 1967.

Majoring in education at Ambassador College in Pasadena, California, Ms. Williams held offices in Women's Clubs and was the captain of the track team for two years. Graduating in 1970, Ms. Williams was married and has remained so for almost 30 years.

Working as an office manager for an engineering Company while her husband was in graduate school, Ms. Williams gave birth to her first child, Joseph Matthew in September 1971. Her second child, Jacquelyn Renae was born in May 1976.

Ms. Williams has given considerable time to volunteer services in children's schools and churches. She has also served on library boards and has continued over the years to work in adult literacy programs on both the East and West Coasts.

Presently serving as a Director and Secretary/Treasurer of Virtual Gaming Enterprises, Inc., Ms. Williams has continued her postgraduate work in psychology at local colleges.

Declaring personal bankruptcy in October 1997, which was discharged in December 1997, was the result of her efforts involving business transactions that required the assets shared with her husband.

Ms. Williams continues her efforts in volunteer work and working daily in the corporate office.



Item 10. Executive Compensation

                             Annual Compensation

Name and position   Year   Salary Bonus  Other Annual Compensation

Virgil G. Williams  1998    $24,800.           -0-
President & CEO     1999   $165,000.*          -0-

Brenda J. Williams  1998     $6,200.           -0-
Secretary
        & Treasurer 1999    $64,167.*          -0-


              Long Term Compensation

                           Restricted   Options**/   LTI       All Other
                           Stock        SARs ($)     Payouts   Compensation
Name and position          Award(s)($)               ($)       ($)

Virgil G. Williams         1998         $160,000.    -0-       -0-
President & CEO            1999              -0-     -0-       -0-

Brenda J. Williams         1998          $55,000.    -0-       -0-
Secretary & Treasurer      1999              -0-     -0-       -0-

*The above figures represent Accrued Salaries for fiscal year ended 5/31/99. Of the amounts listed, $12,200 was paid to Virgil Williams and $3,050 was paid to Brenda Williams. The balance remains accrued and due to the officers.

**The above referenced stock options have been duly approved, but have neither been exercised nor distributed.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons holding beneficially more than 5% of the Company's common stock. The only holders of more than 5% of the Company's Common Stock are the directors and executive officers.

Title of     Name &                      Amount and Nature      Share Percentage
Class        Address                     of Beneficial Shares   of Ownership

Common         Brenda J. Williams             20,000 (1)               .2%
               2580 Sea Scape Glen
               Escondido, CA 92026

Common         Brenda J. Williams          1,853,333 (2)            18.8%
               2580 Sea Scape Glen         options4
               Escondido, CA 92026

Common         Virgil G. Williams          5,333,333 (3)            54.7%
               2580 Sea Scape Glen         options (4)
               Escondido, CA 92026

(1) These shares were issued pursuant to the Plan of Merger.
(2) Have not been issued, although she has the vested rights to these shares pursuant to her employment agreement.
(3) Have not been issued, although he has the vested rights to these shares pursuant to his employment agreement.
(4) Assuming the issuance of these shares, the total outstanding shares would be 2,576,332, plus 7,180,666 for a total of 9,756,998, the number upon which the percentage of ownership is figured.



Item 12. Relationships and Related Transactions

    As aforesaid, the Company neither owns nor leases any real property. Office facilities and related services are provided without charge by Virgil
G. Williams, the Company's President. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026. These accommodations are currently being provided to the Company, without charge, by Mr. Williams.

    No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Williams and Williams beginning January 2000, the same has not yet begun to occur.

    At this time, there are no additional relationships or related transactions to be reported.

Item 13. Exhibits and Reports of Form 10-KSB

Exhibit 2: Plan of acquisition, reorganization, arrangement, liquidation, or succession
              Exhibit 3:           Articles of Incorporation (Incorporated
              by Reference)
              Exhibit 4:           Instruments defining the rights of
                                   security holders including indentures (N/A)
              Exhibit 9:           Voting Trust Agreement (N/A)
              Exhibit 10:          Material Contracts
              Exhibit 11:          Statements re: computation of per share
                                   earnings
              Exhibit 13:          Annual or quarterly reports, Form 10-QSB
              Exhibit 16:          Letter on change in certifying accountant
                                   (N/A)
              Exhibit 18:          Letter on change in Accounting Principals
                                   (N/A)
              Exhibit 21:          Subsidiaries of the registrant
              Exhibit 22: Published report regarding matters submitted to vote (N/A)
              Exhibit 23:          Counsel of experts and counsel (N/A)
              Exhibit 24:          Power of Attorney (N/A)
              Exhibit 27:          Financial Data Schedule
              Exhibit 99:          Additional Exhibits (N/A)

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     VIRTUAL GAMING ENTERPRISES, INC.



                                                 By: /s/ Virgil G. Williams
                                                     ----------------------
                                                     President & CEO
                                                     Date:  May 1, 2000


                                                 By: /s/ Brenda J. Williams
                                                     ----------------------
                                                     Secretary & treasurer
                                                     Date:  May 1, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                           Title                      Date

By:/s/Virgil G. Willimas     President, Chief Executive
Virgil G. Williams            Officer and Director               May 1, 2000

By:/s/Brenda J. Willimas     Secretary, Treasurer
Brenda J. Williams            and Director                       May 1, 2000

Item 7.  Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

              For the Years Ended May 31, 1999 and 1998

INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Operations . . . . . . . . . . . . . . . . . . . . . F-4

Statements of Stockholders' Equity (Deficiency). . . . . . . . . . F-5

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Virtual Gaming Enterprises, Inc.
Escondido, California

We have audited the accompanying balance sheets of Virtual Gaming Enterprises, Inc., a development stage enterprise, as of May 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Enterprises, Inc. as of May 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         /S/Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 27, 2000

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
                 May 31,

                                            1999           1998
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $   25,894
   Advance receivable  related party         14,824              0
                                         ----------     ----------
     Total current assets                    14,824         25,894

PROPERTY AND EQUIPMENT
   Equipment                                  5,000              0
   Less: accumulated depreciation              (833)             0
                                         ----------     ----------
      Total property and equipment            4,167              0

OTHER ASSETS
   Intangible assets                         60,000              0
   Less: accumulated amortization                 0              0
                                         ----------     ----------
      Total other assets                     60,000              0
                                         ----------     ----------
Total Assets                             $   78,991     $   25,894
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                        $    5,251     $        0
   Accrued salaries payable                 172,967              0
                                         ----------     ----------
     Total current liabilities              178,218              0
                                         ----------     ----------
Total Liabilities                           178,218              0

STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.0001 par value,
   authorized 25,000,000 shares;
   2,181,822 and 13,000,000 issued
   and outstanding shares                     2,182         46,400
   Additional paid-in capital               230,310              0
   Deficit accumulated during
   the development stage                   (331,719)       (20,506)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)              (99,227)        25,894
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $   78,991     $   25,894
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                1999            1998         May 31, 1999
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $                 0

Expenses
   Compensation:
      Officers                   219,217          13,953                 60,203
      Other                        9,950           1,170                 11,120
      Consultants                 23,250           5,250                 28,500
   General and
      administrative expenses     35,964             133                 36,097
   Depreciation                      833               0                    833
   Research and development       22,000               0                 22,000
                            ------------    ------------    -------------------
    Total expenses               311,214          20,506                158,753
                            ------------    ------------    -------------------
Loss from operations            (311,214)        (20,506)              (158,753)
                            ------------    ------------    -------------------
Net loss                    $   (311,214)   $    (20,506)   $          (158,753)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.14)   $      (0.01)
                            ============    ============
Weighted average
    number of shares           2,181,822      13,136,539
                            ============    ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
 For the Years and Period Since Inception through May 31, 1999


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $           0

Shares issued
  for cash            13,000,000  46,400           0            0         46,400

Net loss                       0       0           0      (20,506)       (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)        25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0             30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0              0

Shares issued
  for cash             1,679,949   1,680     184,382            0        186,062

Net loss                       0       0           0     (311,214)      (311,214)
                    ------------  ------  ----------  -----------  -------------
ENDING BALANCE,
  May 31, 1999         2,181,822  $2,182  $  230,280  $  (331,720) $     (99,228)
                    ============  ======  ==========  ===========  =============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  1999           1998       May 31, 1999
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (311,214)  $    (20,506)  $          (331,720)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       833              0                   833
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (14,824)             0               (14,824)
    Increase (decrease) accrued
      salaries payable             172,967              0               172,967
                              ------------   ------------   -------------------
Net cash used by
  operating activities            (152,238)       (20,506)             (172,744)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                   (5,000)             0                (5,000)
  Acquisition of
    intangible assets              (60,000)             0               (60,000)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities             (65,000)             0               (65,000)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock             186,093         46,400               232,493
                              ------------   ------------   -------------------
Net cash provided by
  financing activities             186,093         46,400               232,493
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash               (31,145)        25,894                (5,251)

CASH, beginning of period           25,894              0                     0
                              ------------   ------------   -------------------

CASH, end of period           $     (5,251)  $     25,894   $            (5,251)
                              ============   ============   ===================

The accompanying notes are an integral part of the financial statements.

              VIRTUAL GAMING ENTERPRISES, INC.
              (A Development Stage Enterprise)
               NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
      THE COMPANY   Virtual Gaming Enterprises, Inc. is a Nevada
        chartered development stage corporation which conducts business from its headquarters in Escondido, California. The Company was incorporated on August 9, 1990. The operating company, now dissolved, was established in November 1997.

        The Company has not yet engaged in its expected operations. The Company's future operations will be to provide casino gambling via the Internet. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

        The following summarize the more significant accounting and reporting policies and practices of the Company:

        A) START-UP COSTS Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

        B) NET LOSS PER SHARE Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

        C) USE OF ESTIMATES The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

        D) PROPERTY AND EQUIPMENT All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $833 and $0 for the periods ended May 31, 1999 and 1998, respectively.

        E) SIGNIFICANT ACQUISITION In June 1998, Interbet, Inc. issued 13,136,539 shares of common stock to acquire all of the issued and outstanding shares of the common stock of Virtual Gaming Enterprises, Inc. (VGEI) in a reverse merger, accounted for as a reorganization of VGEI.

        F) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Virtual Gaming
        Enterprises, Inc. (VGEI) and its wholly owned subsidiary and majority owned subsidiary. Inter-company balances and transactions have been eliminated.

(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has advanced
        $14,824 to officers of the Company. These advances are due on demand and carry no stated interest rate.

(3) STOCKHOLDERS' EQUITY   The Company has authorized 25,000,000
        shares of $0.001 par value common stock. The Company had 2,181,822 shares of common stock issued and outstanding at May 31, 1999. The Company, in August 1990, issued 1,000,000 shares for $1,000 in cash. In August 1996, the Company issued 100,000 shares for $50,000 in cash. In December 1997, the Company issued 4,973,108 shares in conjunction with the acquisition of Interbet, Inc. In June 1998, the Company issued 2,000,000 shares in exchange for services valued at $313,200. In June 1998, the Company issued 600,000 shares in settlement of a loan amounting to $93,957.
         In June 1998, the Company issued 1,400,000 shares for $46,400 in cash. In June 1998, the Company

                   VIRTUAL GAMING ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS


(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539 shares for the acquisition of Virtual Gaming Enterprises, Inc. In February 1999, the Company completed a reverse split of its common stock, leaving 501,873 shares issued and outstanding.
         During the fourth quarter of fiscal 1999, the Company issued 1,679,949 shares for $186,062, net, in cash.

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $332,000, expiring $20,500 and $311,200 at May 31, 2018 and May 31, 2019.

        The amount recorded as deferred tax assets is approximately $3,000 and $50,000 as of May 31, 1999 and May 31, 1998,
        respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.
(5) GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $158,700 for the period from November 1997 (Inception) through May 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) RELATED PARTIES As discussed in Note 2, the Company extended an advance to an officer. Related party balances and amounts for the period since inception, (November 1997), ended May 31, 1999 are as follows:


               Advance receivable - related party       $ 14,824
                                                        ========

(7) INTANGIBLE ASSETS In May 1999, the Company formed Hung Sai, Ltd., a Nevis Corporation. In May 1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet casinos to be located in St. Kitts, West Indies. This agreement required a $60,000 initial license fee and future revenue sharing from the Company's future on-line casinos. The Company expects to amortize the license fee over a five-year period, once commercialization has begun.

(8) COMMITMENTS AND CONTINGENCIES
        A) CONSULTING AGREEMENTS In June 1998, the Company entered into consulting agreements with three unrelated companies. Those agreements are for a five and one-half year period. Compensation under those agreements is to be determined on a project-by-project basis.

        B) EMPLOYMENT AGREEMENTS In July 1998, the Company entered into employment agreements with two of its officers. These agreements have three-year terms expiring June 30, 2001. The agreements contain base pay amounts of $250,000, $280,000 and $325,000, combined. These contracts also call for the issuance of options for 3,000,000 shares of the Company's common stock, 1,500,000 of which vested on December 1, 1998, and 150,000 per month beginning June 1, 1999 for a period of ten months.