Form 10QSB
period 1999-08-31
VIRTUAL GAMING ENTERPRISES INC
filed 2000-05-02
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the PERIOD ended AUGUST 31, 1999.

  [ ]   Transition report under section 13 or 15(d) of the Securities
   Exchange Act of 1934.


COMMISSION FILE NUMBER: 33-55254-43

                       Virtual Gaming Enterprises, Inc.
            (Exact name of registrant as specified in its charter)

         Nevada                                       87-0485308
 (State of Organization)                        (I.R.S. Employer
                                                     Identification No.)

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

Yes  [X]      No  [ ]

    Transitional Small Business Disclosure Format: Yes [ ] No [X]

      2,576,322 Common Shares, $0.001 Par Value, Issued and Outstanding

                                    PART I
                            FINANCIAL INFORMATION

                        INDEPENDENT ACCOUNTANTS REPORT

Board of Directors
Virtual Gaming Enterprises, Inc.
Escondido, CA

I have reviewed the Books and Records of Virtual Gaming Enterprises, Inc. for the Quarter Ended August 31, 1999, and in particular, the Balance Sheet at August 31, 1999 and the Statement of Income and Expense for the three months ended August 31, 1999.

During the process of my review, various tests were conducted to ascertain the completeness of the books and records and to assure the accuracy of the data contained within.

Although the scope of the review does not constitute an audit, the review and examination was conducted in such a manner so as to comply with generally accepted accounting standards.

It is my opinion that the books and records comply with those standards in all manners and aspects and that they accurately represent the present condition of the company.

Attached hereto, please find a summary of the financial status of the company.

/S/Harry M Samuels
Accountant and Financial Advisor
Hollywood, FL

                       Virtual Gaming Enterprises, Inc.
                                 10-Q Summary


Period Type                                              Fiscal
Fiscal Year End                                          05/31
Period Start                                             06/01/99
Period End                                               08/31/99

Cash                                                       141,435
Current Assets                                              79,775
Fixed Assets                                                 5,000
Accumulated Depreciation                                    <1,250>
Intangible Assets                                          752,829
Total Assets                                               977,789
Current Liabilities                                            -0-
Long Term Liabilities                                      390,000
Common Stock                                                 2,183
Stockholders Equity                                        585,606
Total Liabilities & Equity                                 977,789
Revenues                                                       -0-
Total Revenues                                                 -0-
Operating Expenses                                        <556,569>
Net Loss                                                  <556,569>
Loss Per Share                                                <.02>

                                   Part II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES
   Inapplicable/None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Inapplicable/None.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
   Inapplicable/None.

ITEM 5.   OTHER INFORMATION
   Inapplicable/None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

     Exhibit Number        Status          Title
         2                  (*)         Plan of acquisition, reorganization,
                                         arrangement, liquidation, or succession
         3(I)               (*)         Articles of Incorporation
         3(II)              (*)         By-laws
         4                  (*)         Instruments defining the rights of
                                         security holders including indentures
                                         (N/A)
         10                 (*)         Material Contracts

         11                 (*)         Statements re: computation of per share
                                         earnings
         15                 (**)        Letter on unaudited interim financial
                                         information
         18                 (*)         Letter on change in Accounting
                                         Principals (N/A)
         19                 (*)         Reports furnished to security holder
                                         (None)
         22                 (*)         Published report regarding matters
                                         submitted to vote (N/A)
         23                 (*)         Consents of Experts and Counsel
         24                 (**)        Power of Attorney
         27                 (**)        Financial Data Schedule
         99                 (*)         Additional Exhibits (N/A)

      ---------------------------------------
        (*)  Incorporated by reference on Form 10-KSB filed on May 1, 2000.

        (**) Provided herewith.


      B.  REPORTS ON FORM 8-K

          None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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