Form 10QSB
period 1999-11-30
VIRTUAL GAMING ENTERPRISES INC
filed 2000-05-02
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

   [X} QUARTERLY report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the PERIOD ended NOVEMBER 30, 1999.

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

I have reviewed the Books and Records of Virtual Gaming Enterprises, Inc. for the Quarter Ended November 30, 1999, and in particular, the Balance Sheet at November 30, 1999 and the Statement of Income and Expense for the three months ended November 30, 1999.

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

/S/Harry M Samuels
Accountant and Financial Advisor
Hollywood, FL

                       Virtual Gaming Enterprises, Inc.
                                 10-Q Summary


Period Type                                              Fiscal
Fiscal Year End                                          05/31
Period Start                                             09/01/99
Period End                                               11/30/99

Cash                                                       372,053
Current Assets                                             131,848
Fixed Assets                                                 5,000
Accumulated Depreciation                                   <1,667>
Intangible Assets                                        1,856,329
Total Assets                                             2,363,563
Current Liabilities                                            -0-
Long Term Liabilities                                    1,365,000
Common Stock                                                 2,183
Stockholders Equity                                        996,380
Total Liabilities & Equity                               2,363,563
Revenues                                                       -0-
Total Revenues                                                 -0-
Operating Expenses                                       <238,035>
Net Loss                                                 <238,035>
Loss Per Share                                               <.01>

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     Inapplicable/None.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     Inapplicable/None.

ITEM 5.     OTHER INFORMATION
     Inapplicable/None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              A.  EXHIBITS

      Exhibit Number       Status   Title
---------------------------------------------------------------
         2                  (*)     Plan of acquisition, reorganization,
                                     arrangement, liquidation, or succession
         3(I)               (*)     Articles of Incorporation
         3(II)              (*)     By-laws
         4                  (*)     Instruments defining the rights of
                                     security holders including indentures (N/A)
         10                 (*)     Material Contracts

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

       ---------------------------------------
       (*)  Incorporated by reference on Form 10-KSB filed on May 2, 2000.

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