Form 10QSB
period 2000-02-29
VIRTUAL GAMING ENTERPRISES INC
filed 2000-05-02
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the PERIOD ended FEBRUARY 29, 2000.

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

I have reviewed the Books and Records of Virtual Gaming Enterprises, Inc. for the Quarter Ended February 29, 2000, and in particular, the Balance Sheet at February 29, 2000and the Statement of Income and Expense for the three months ended February 29, 2000.

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

/S/Harry M Samuels
Accountant and Financial Advisor
Hollywood, FL

                       Virtual Gaming Enterprises, Inc.
                                 10-Q Summary


Period Type                                              Fiscal
Fiscal Year End                                          05/31
Period Start                                             12/01/99
Period End                                               02/29/00

Cash                                                       163,355
Current Assets                                             240,353
Fixed Assets                                                 5,000
Accumulated Depreciation                                   <2,083>
Intangible Assets                                        2,926,329
Total Assets                                             3,332,954
Current Liabilities                                            -0-
Long Term Liabilities                                    1,950,000
Common Stock                                                 2,183
Stockholders Equity                                      1,380,771
Total Liabilities & Equity                               3,332,954
Revenues                                                       -0-
Total Revenues                                                 -0-
Operating Expenses                                       <391,104>
Net Loss                                                 <391,104>
Loss Per Share                                               <.02>

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