Form 10KSB
period 2000-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2000-09-14
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549
<P>
                       FORM 10-KSB
<P>
     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000.
<P>
     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.
<P>
            COMMISSION FILE NUMBER: 33-55254-43
<P>
             Virtual Gaming Enterprises, Inc.
    (Exact name of registrant as specified in its charter)
<P>

        Nevada                                           87-0485308
(State of Organization)                          (I.R.S. Employer I.D. No.)
<P>
2580 SEASCAPE GLEN, ESCONDIDO, CA                           92026
(Address of Principal Executive Offices)                  (Zip Code)

<P>
    Registrant's Telephone Number, Including Area Code:
                      (760) 510-0188
<P>
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                 Yes  [X]      No  [ ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                          [ ]
<P>
There were no revenues during the initial year of operations as the Company focused on web site and casino development.
<P>
The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on May 31, 2000, was approximately $97,380,487. The number of shares outstanding of the registrant's common Stock as of May 31, 2000 was 8,287,701.
<P>
Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.
<P>
         2,576,322 Common Shares, $0.001 Par Value, Issued
and Outstanding
<P>
Transitional Small Business Disclosure Format: Yes[ ] No [X]
<P>
            DOCUMENTS INCORPORATED BY REFERENCE
<P>
Document of the Registrant   Form 10-KSB Reference Location
        None                             N/A
<P>
           Virtual Gaming Enterprises, Inc.
<P>
           Table of Contents for Form 10-KSB
                Year Ended May 31, 2000
<P>
                        PART I
                        ------
<P>
Item 1.     Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security
Holders
<P>
                        PART II
                        -------
<P>
Item 5.     Market for Common Equity and Related
            Stockholders Matters
Item 6.     Management's Discussion and Analysis of Plan of
            Operation
Item 7.     Audited Financial Statements
Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disc
<P>
                        PART III
                        --------
<P>
Item 9.     Directors, Executive Officers, Promoters and
            Control Persons
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management
Item 12.    Certain Relationships and Related Transactions
<P>
                         PART I
                         ------
<P>
     This Report contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitations, material risks factors such as inadequate working capital, auditors qualification as to going concern, recent commencement of operations, lack of market acceptance to date for the Company's products and services, nominal revenues to date, continuing losses from operations, future growth of revenue and threat of regulation of Company's business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from these anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date such statement was made.
<P>
Item 1.     Business
<P>
     Virtual Gaming Enterprises, Inc. was incorporated June 1, 1998, under the laws of the State of Nevada. Mr. Joseph
M. Williams acted as President for approximately two weeks before Mr. Virgil G. Williams assumed the daily responsibility of President and continues in that capacity to present.
<P>
     On June 11, 1998, Virtual Gaming Enterprises, Inc. ratified a plan of Merger with Interbet, Inc. Upon successful completion of the merger, Virtual Gaming Enterprises, Inc. was named the succeeding entity and the name was changed to Virtual Gaming Enterprises, Inc. The Company was formed to purchase, manage, develop, market, and resell casino style Internet games that will allow players to wager.
<P>
     Initial business development efforts involved exploring potential contracts with various Indian tribes. These agreements with Indian Tribes proved to be too difficult to bring to market. The Company then chose to purchase developed technologies with existing casino licenses.
<P>
     The Company purchased Hung-Sai Ltd., an International Business Corporation, now a fully owned subsidiary of Virtual Gaming Enterprises, Inc. Hung-Sai is the business of on-line gaming.
<P>
     The Company, through it's subsidiary, purchased one casino in December of 1998 called Classic Bet. Classic Bet is a traditional on-line casino that requires the loading of software on the player's computer. Classic Bet has a suite of Multimedia games including Black Jack. Promotion of Classic Bet is done primarily through mass mailing of CD with the games on them. Once the software suite has been loaded, the player can log in to their secure account with a user name and password.
<P>
     In November of 1999 the Company purchased a Theme Park of 18 games that are simple, secure and player friendly. Players can choose from Black Jack, Video Poker, Lil' Baccarat, and/or slot machines. Players have the ability to register once and play in many different themed casinos. Using at least a 56k modem players can begin playing in less than two minutes. The Company has eliminated the days of downloading software or waiting for a CD in the mail. Our players do not install any software. Anyone with Netscape or Internet Explorer 4.x browsers can easily access and play the Java-based games. Players can always find a table or slot machine because an unlimited number of openings are dynamically created for each member who enters the casino. Players enjoy the same advantages of traditional casinos conventional gaming software that reshuffles the deck after each hand. The Company's software plays up to six decks before shuffling.
<P>
     The Company holds a 20% (twenty percent) interest in a Sports Book business, Vegasbook.com, also licensed and operated exclusively on the Island of Dominica. Vegas Book maintains an 800 number that allows players to submit sports wagers by phone using secure passwords and user names.
<P>
     All deposits are escrowed with a large Dominican off shore bank insuring that the player's account remains solely available for their wagers. Membership is protected from all outside inquiries by the Offshore Privacy Act of 1995 and sets severe penalties for any release of information. It has never been easier or safer to bring the excitement of legitimate casino gaming into the player's home or office.
<P>
     Network Services are provided through InSatCom, Ltd. InSatCom offers a high-speed digital data center coupled with a fully redundant private satellite communication network. Licensed by Cable and Wireless and the Government of the Commonwealth of Dominica, InSatCom is the first private network offering encrypted data, Internet web hosting, and reliable video transmissions from the Caribbean. InSatCom's nine-meter satellite dish is able to simultaneously broadcast to multiple transponders ensuring a reliability factor of 99.9%. The threat of unauthorized entry is virtually eliminated because InSatCom operates its own proprietary software and hardware. Player's wagers and transactions are encrypted to retain complete confidentiality.
<P>
     On March 23rd, 2000, The Company purchased a 10% interest in www.global-shopping.net, a division of EBB, USA Inc. for $50,000 in cash. EBB USA is a member of the world's largest barter service with offices worldwide. The Company believes there is potential in using "cybercash" for gaming purposes in its current casinos and sports book.
<P>
<P>
Item 2.     Properties
<P>
     The Company neither owns nor leases any real property. Virgil G. Williams, President and a Director of the Company provide office facilities and related services, without charge. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026.
<P>
Item 3.     Legal Proceedings
<P>
     On or about June 11, 1999, the United States Securities and Exchange Commission initiated a proceeding in the United States District Court, Southern District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission. The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.
<P>
     Subsequent to the Company's compliance with the Commission's Subpoena, the Company and the Commission entered into a Stipulation and Order whereby the Company, having purged itself of the civil contempt citation, agreed to pay and did pay Ten Thousand ($10,000.00) Dollars as a sanction. The Stipulation and Order was signed by the Court and filed on or about November 18, 1999.
<P>
     Virtual Gaming Enterprises, Inc., and its President, Virgil Williams, in or about May, 2000, submitted Offers of Settlement to the United States Securities and Exchange Commission that stemmed from certain matters reviewed by the Commission.
<P>
     The Company, without admitting or denying any wrongdoing, consented to entry of an Order by the Commission that:
<P>
     A) Orders it to cease and desist from committing or causing any violation, and any future violation, of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; and
<P>
     B)      Orders the effectiveness of Virtual Gaming's
Form S-8 be suspended.
<P>
     On July 24, 2000, the Company and the Commission agreed to modify a portion of this Offer of Settlement to reflect that, "As a result of Virtual Gaming's failure to meet its reporting obligations, the Form S-8 never became effective."
<P>
     Virgil Williams, without admitting or denying any wrongdoing, consented to entry of an Order by the Commission that:
<P>
     A) Orders him to cease and desist from committing or causing any violation, and any future violation, of
Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.
<P>
     Both of these Offers of Settlement have yet to be acted upon by the Commission.
<P>
     In a civil proceeding filed in the United States District Court for the Eastern District of New York in January 2000, identified by Case Number 00 CIV 0276, Platinum I.T. Consulting, Inc., and Edward Marian, alleged that Virtual Gaming Enterprises, Inc., Virgil Williams, Brenda Williams and others violated Section 12(1) of the Securities Act, Violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Breached their Contract(s) with Plaintiff(s), Fraudulently Induced Plaintiff(s) to purchase the Company's securities, Converted Plaintiff(s) funds, and were Unjustly Enriched at Plaintiff's expense. Plaintiffs sought damages in excess of Five Million ($5,000,000.00) Dollars.
<P>
      The Company deemed it in its best interest to resolve this matter, as the costs and fees for defense would largely outweigh the costs of resolution. Accordingly, without admitting or denying the allegations in the Complaint, the Company and Virgil and Brenda Williams entered into a Settlement and Consent Judgment whereby they agreed to compensate the Plaintiffs in the amount of $170,00.00 within 75 days of the effective date of the Settlement and Consent Judgment.
<P>
     Due to the hospitalization of the Company's President Virgil Williams, the Company did not make payment as required under the Settlement and Consent Judgment. As a result, and by the terms and provisions of the Settlement and Consent Judgment, the Settlement Obligation has increased to $250,000.00. The Company expects to remit this amount to the Plaintiffs, in care of Plaintiffs' Attorney, in short order.
<P>
     On February 14, 2000, the State of Indiana, Office of the Secretary of State, Securities Division, filed an Administrative Complaint against Virtual Gaming Enterprises, Inc., Virgil Williams and others, alleging that all Respondents sold and/or offered for sale certain securities in violation of Indiana State Law. On this same date, the Indiana Securities Division requested and received a Cease and Desist Order.
<P>
     On March 2, 2000, Virtual Gaming Enterprises, Inc., and Virgil Williams filed their Answer and Affirmative Defenses to the Administrative Complaint and demanded an immediate administrative hearing pursuant to the terms and provision of the Indiana Securities Act that requires a hearing to be set within 45 days of the Indiana Securities Division. Virtual Gaming Enterprises, Inc., and Virgil Williams have and do expressly deny any and all allegations made against them in the Administrative Complaint.
<P>
     Counsel for the Company and Mr. Williams, having not had a response to the hearing demand, provided the Indiana Securities Division a second copy of the Answer and Affirmative Defenses and Demand for Hearing via facsimile on March 17, 2000. Subsequent to March 17, 2000, Counsel for the Company made several attempts to contact the Indiana Securities Division via telephone, leaving messages for the Deputy Commissioner, Enforcement, who apparently is responsible for this proceeding. The Indiana Securities Division has never responded to the Demand for Hearing or the telephonic inquiries of counsel.
<P>
     Finally, in January or February 2000, Virtual Gaming Enterprises, Inc., was named as a Defendant in a Complaint for Interpleader filed in the Third Judicial District Court in and for Salt Lake County, State of Utah, and identified as Civil No. 000901201. Therein, National Stock Transfer, Inc., the transfer agent for the Company's Stock, due to competing demands for certain certificates. This action remains pending.
<P>
Item 4.     Submission of Matters to a Vote of Security
            Holders
<P>
The only matter submitted to the shareholders of the corporation was the matter of the Plan of Merger with Interbet, Inc., such plan being effective as of June 11, 1998. The Merger was approved by a majority vote of 13,136,539 votes in favor of the Merger out of the 25,000,000 total outstanding at the time of the vote. The Articles of Merger were filed with the Sate of Nevada pursuant to the provisions of NRS 78-458, the Domestic and Foreign Corporation Laws.
<P>
                          PART II
                          -------
<P>
Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters
<P>
The Company's Common Stock is listed on the Over the Counter Bulletin Board under the symbol "VGAM". The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter since March 31, 1998. These quotations reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

                   Date                   Low          High
                   March 31, 1998         .01     -     .10
                   June 30, 1998          .01     -     .10
                   September 30, 1998     .10     -     .87
                   December 31, 1998      .10     -     .87
                   March 31, 1999         .75     -    2.50
                   June 30, 1999         3.00     -    5.00
                   September 30, 1999    5.00     -    9.87
                   December 31, 1999     8.50     -   10.37
                   March 31, 2000       15.00     -   18.50
                   June 30, 2000         1.12     -   16.87

<P>
During the period reported in this 10-KSB, certain securities were sold by the company and/or the Company's President, Virgil Williams. Some of the securities were sold in Reliance on Regulation S, others were sold in private transactions by Virgil Williams wherein certain of Mr. Williams' shares were sold in private transactions and others were sold in reliance on an exemption from registration afforded by Regulation D. The Company and Mr. Williams are currently in the process of compiling these sales and will report them in an amendment to this Form 10-KSB.
<P>
Item 6.     Management's Discussion and Analysis or Plan of
            Operation
<P>
NOTE:  REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
<P>
     This statement includes projections of future results and forward looking statements as that terms is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.
<P>
     Virtual Gaming has taken an "off-line" approach to marketing to the end users or players. The Company has focused efforts in print, radio, developed an affiliate program and, instituted countless direct marketing programs. The Company has chosen not to focus on banner advertisement as our sole marketing efforts. The Company plans to separate itself from other on-line casinos with this unique marketing approach.
<P>
      Through strategic partnerships, Virtual Gaming will be in the business of selling turnkey solutions to prospective casino owners. The Company has refined the licensing and connectivity issues that a new casino entrepreneur might find insurmountable. Moreover, the Company has tested, enhanced, and developed reporting features that a casino operator must have. The Company has partnered with a creative staff to offer custom themes to what the prospective casino owner might want.
<P>
The Company intends to develop casinos in non-English languages. The Internet will allow the Company to reach new markets. The Company will then aggressively market Internationally. The Company should benefit initially from listings in new search engine technologies outside of the U.S.
<P>
The Company should benefit from adding new functionality to the games hosted in Dominica. The Java-based games will make new features easy and fast to implement. All changes are made at the server level and can be enjoyed by the players immediately. The existing software development team is currently testing new features such as chat rooms, message boards, and the addition of sound. The Company continues to test and enhance games based on player feedback
<P>
Item 7.     Financial Statements
<P>
See Independent Auditors Report, Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and Notes to Financial Statements, included herein and made a part of this report.
<P>
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
<P>
     There have been no disagreements with the accountants or the accounting and financial disclosure.
<P>
                        PART III
                        --------
<P>
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
<P>
Virgil G. Williams
-------------------
Mr. Williams was born in Cameron, Texas on February 10, 1948. His formative years were spent in North Central and East Texas. Attending private school in East Texas for primary and secondary schooling, Mr. Williams was heavily involved in scholastic and athletic programs.
<P>
Graduating at the top of his class in 1966, Mr. Williams applied for and was accepted to Ambassador College in Pasadena, California. Graduating near the top of his class in 1970, Mr. Williams was offered a position with the faculty teaching Advanced Speech & Communications courses to selected classes.
<P>
Two days following his graduation, Mr. Williams married his current wife of 30 years. Mr. Williams taught classes while completing his post Graduate work in Education/Speech & Communication in 1974. The Williams' son, Joseph Matthew was born in September 1971 and their daughter Jacquelyn Renae was born in May 1976.
<P>
Mr. Williams resigned from his position in August 1980 and moved to Richmond, VA where he formed Consolidated Resources, Ltd. and worked in the asset management business. Working with assets of clients in excess of 100 Million Dollars, Mr. Williams enjoyed expanding his base of knowledge in various arenas of finance, which included working with public stock.
<P>
Realizing the potential of the public arena, Mr. Williams took a position with a public Company in San Diego, CA in 1991- 1994. Returning to the private sector, Mr. Williams continued to work with public companies on a consulting restructuring basis for the next three years.
<P>
Mr. Williams filed for personal bankruptcy on October 20, 1997 and was discharged on December 30, 1997. In October, 1995, a federal district court found Mr. Williams liable for securities fraud and ordered him to pay a joint and several judgment of $26,987,721 in re: Alco International Group, Inc. This judgment was included in and discharged pursuant to the federal bankruptcy laws.
<P>
Virtual Gaming Enterprises was incorporated in Nevada in June 1998 and Mr. Williams was named Chairman of the Board and President within the first month of operation and has continued in that capacity to the present.
<P>
Brenda J. Williams
------------------
Brenda Williams was born in Wichita, Kansas on February 23, 1949 and resided in the Wichita area until her graduation from high school in 1967.
<P>
Majoring in education at Ambassador College in Pasadena, California, Ms. Williams held offices in Women's Clubs and was the captain of the track team for two years. Graduating in 1970, Ms. Williams was married and has remained so for almost 30 years.
<P>
Working as an office manager for an engineering Company while her husband was in graduate school, Ms. Williams gave birth to her first child, Joseph Matthew in September 1971. Her second child, Jacquelyn Renae was born in May 1976.
<P>
Ms. Williams has given considerable time to volunteer services in children's schools and churches. She has also served on library boards and has continued over the years to work in adult literacy programs on both the East and West Coasts.
<P>
Presently serving as a Director and Secretary/Treasurer of Virtual Gaming Enterprises, Inc., Ms. Williams has continued her postgraduate work in psychology at local colleges. Declaring personal bankruptcy in October 1997, which was discharged in December 1997, was the result of her efforts involving business transactions that required the assets shared with her husband.
<P>
Ms. Williams continues her efforts in volunteer work and working daily in the corporate office.
<P>
Item 10. Executive Compensation
<P>

                               Annual Compensation
                               -------------------
Name and position          Year     Salary     Bonus     Other Annual Compensation
------------------------------------------------------------------------------------
Virgil G. Williams          1998     $ 24,800.      -0-
President & CEO             1999     $165,000.*     -0-
                            2000     $198,333.      -0-
<P>
Brenda J. Williams          1998     $  6,200.      -0-
Secretary & Treasurer       1999     $ 64,167.*     -0-
                            2000     $ 79,167.      -0-
<P>

                              Long Term Compensation
                              ----------------------
                          Restricted     Options**/     LTI          All Other
                          Stock          SARs ($)       Payouts      Compensation
Name and position         Award(s)($)                         ($)        ($)
-------------------------------------------------------------------------------------
Virgil G. Williams          1998         $160,000.          -0-          -0-
President & CEO             1999              -0-           -0-          -0-
                            2000              -0-           -0-          -0-
<P>
Brenda J. Williams          1998          $55,000.          -0-          -0-
Secretary & Treasurer       1999              -0-           -0-          -0-
                            2000              -0-           -0-          -0-

*The above figures represent Accrued Salaries for fiscal year ended 5/31/99. Of the amounts listed, $12,200 was paid to Virgil Williams and $3,050 was paid to Brenda Williams. The balance remains accrued and due to the officers.
<P>
**The above referenced stock options have been duly approved, but have neither been exercised nor distributed.
<P>
Item 11. Security Ownership of Certain Beneficial Owners and
         Management
<P>
The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons holding beneficially more than 5% of the Company's common stock. The only holders of more than 5% of the Company's Common Stock are the directors and executive officers.
<P>

Title of       Name &                Amount and Nature         Share Percentage
Class          Address               of Beneficial Shares      of Ownership
---------------------------------------------------------------------------------
Common         Brenda J. Williams         20,000(1)                .2%
               2580 Sea Scape Glen
               Escondido, CA 92026
<P>
Common         Brenda J. Williams      1,853,333(2)              18.8%
               2580 Sea Scape Glen      options(4)
               Escondido, CA 92026
<P>
Common         Virgil G. Williams      5,333,333(3)              54.7%
               2580 Sea Scape Glen      options(4)
               Escondido, CA 92026

<P>
(1) These shares were issued pursuant to the Plan of Merger.
(2) Have not been issued, although she has the vested rights to these shares pursuant to her employment agreement.
(3) Have not been issued, although he has the vested rights to these shares pursuant to his employment agreement.
(4) Assuming the issuance of these shares, the total outstanding shares would be 2,576,332, plus 7,180,666 for a total of 9,756,998, the number upon which the percentage of ownership is figured.
<P>
Item 12. Relationships and Related Transactions
<P>
     As aforesaid, the Company neither owns nor leases any real property. Office facilities and related services are provided without charge by Virgil G. Williams, the Company's President. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026. These accommodations are currently being provided to the Company, without charge, by Mr. Williams.
<P>
     No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Williams and Williams beginning January 2000, the same has not yet begun to occur.
<P>
     At this time, there are no additional relationships or related transactions to be reported.
<P>
Item 13. Exhibits and Reports of Form 10-KSB
<P>
Exhibit 2: Plan of acquisition, reorganization, arrangement, liquidation, or succession
<P>
Exhibit 3:     Articles of Incorporation (Incorporated by
               Reference)
<P>
Exhibit 4: Instruments defining the rights of security holders including indentures (N/A)
<P>
Exhibit 9:     Voting Trust Agreement (N/A)
<P>
Exhibit 10:    Material Contracts
<P>
Exhibit 11:    Statements re: computation of per share
               earnings
<P>
Exhibit 13:    Annual or quarterly reports, Form 10-QSB
<P>
Exhibit 16:    Letter on change in certifying accountant
               (N/A)
<P>
Exhibit 18:    Letter on change in Accounting Principals
               (N/A)
<P>
Exhibit 21:    Subsidiaries of the registrant
<P>
Exhibit 22: Published report regarding matters submitted to vote (N/A)
<P>
Exhibit 23:    Counsel of experts and counsel (N/A)
<P>
Exhibit 24:    Power of Attorney (N/A)
<P>
Exhibit 27:    Financial Data Schedule
<P>
Exhibit 99:    Additional Exhibits (N/A)
<P>
Item 14.     Independent Auditor's Report
<P>
<P>
Item 7.  Financial Information
<P>
            VIRTUAL GAMING ENTERPRISES, INC.
<P>
           (A Development Stage Enterprise)
<P>
             AUDITED FINANCIAL STATEMENTS
<P>
        For the Years Ended May 31, 2000 and 1999
<P>
             INDEX TO FINANCIAL STATEMENTS
<P>

Independent Auditors' Report ......................................F-2
<P>
Balance Sheets ....................................................F-3
<P>
Statements of Operations ..........................................F-4
<P>
Statements of Stockholders' Equity (Deficiency)....................F-5
<P>
Statements of Cash Flows ..........................................F-6
<P>
Notes to Financial Statements......................................F-7
<P>

                     INDEPENDENT AUDITORS' REPORT
<P>
The Board of Directors and Stockholders
Virtual Gaming Enterprises, Inc.
Escondido, California
<P>
We have audited the accompanying balance sheets of Virtual Gaming Enterprises, Inc., a development stage enterprise, as of May 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
<P>
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
<P>
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Enterprises, Inc. as of May 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
<P>
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
<P>
/S/Gately & Associates, LLC
Orlando, Florida
August 21, 2000
<P>
             Virtual Gaming Enterprises, Inc.
            (A Development Stage Enterprise)
                    Balance Sheets
                        May 31,

                                            2000           1999
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $  109,142     $        0
   Advance receivable  related party         62,333         14,824
                                         ----------     ----------
     Total current assets                   171,475         14,824
<P>
PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (2,500)          (833)
                                         ----------     ----------
      Total property and equipment            2,500          4,167
<P>
OTHER ASSETS
   Intangible assets                      3,180,000         60,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,180,000         60,000
   Investment - EBB Venture Capital          50,000              0
   Investment - Vegas Book, Ltd             320,000              0
                                         ----------     ----------
      Total other assets                  3,550,000         60,000
Total Assets                             $3,723,975     $   78,991
                                         ==========     ==========
<P>
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
<P>
CURRENT LIABILITIES
   Bank overdraft                        $        0     $    5,251
   Accrued salaries payable                 204,007        172,967
   Short-term notes payable               1,252,000              0
                                         ----------     ----------
     Total current liabilities            1,456,007        178,218
                                         ----------     ----------
Total Liabilities                         1,456,007        178,218
<P>
STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
   authorized 25,000,000 shares;
   8,287,701 and 2181,822 issued
   and outstanding shares                     8,288          2,182
   Additional paid-in capital             3,393,963        230,310
   Deficit accumulated during
   the development stage                 (1,134,283)      (331,719)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            2,267,968       (99,227)
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,723,975     $   78,991
                                         ==========     ==========
<P>
The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2000            1999         May 31, 2000
                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0
<P>
Expenses
   Compensation:
      Officers                   290,690         219,217                523,860
      Other                       16,553           9,950                 27,673
      Consultants                 42,060          23,250                 70,560
   General and
      administrative expenses    361,593          35,964                397,690
   Depreciation                    1,667             833                  2,500
   Research and development       90,000          22,000                112,000
                            ------------    ------------    -------------------
    Total expenses               802,563         311,214              1,134,283
                            ------------    ------------    -------------------
Loss from operations            (802,563)       (311,214)            (1,134,283)
                            ------------    ------------    -------------------
Net loss                    $   (802,563)   $   (311,214)   $        (1,134,283)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.14)   $      (0.14)
                            ============    ============
Weighted average
    number of shares           5,834,400       2,181,822
                            ============    ============
<P>
The accompanying notes are an integral part of the financial statements.

                              F-4
<P>
              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
 For the Years and Period Since Inception through May 31, 2000

                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------
BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $           0
Shares issued
  for cash            13,000,000  46,400           0            0         46,400
Net loss                       0       0           0      (20,506)       (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)        25,894
<P>
June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0             30
<P>
February 1999 -
  reverse split      (22,707,774) (1,819)      1,819            0              0
<P>
Shares issued
  for cash             1,679,949   1,680     184,382            0        186,062
<P>
Net loss                       0       0           0     (311,214)      (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)       (99,228)
<P>
Shares issued
  for cash             6,105,879   6,106   3,163,653            0      3,169,759
<P>
Net loss                                                 (802,563)      (802,563)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
 May 31, 2000          8,287,701 $ 8,288 $ 3,393,963 $ (1,134,283) $   2,267,968
                    ============  ======  ==========  ===========  =============
<P>
The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31,

                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  2000           1999       May 31, 2000
                              ------------   ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                      $   (802,563)  $   (311,214)  $        (1,134,283)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                     1,667            833                 2,500
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (47,509)       (14,824)              (62,333)
    Increase (decrease) accrued
      salaries payable              31,040        172,967               204,007
                              ------------   ------------   -------------------
Net cash used by
  operating activities            (817,365)      (152,238)             (990,109)
                              ------------   ------------   -------------------
<P>
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                   (5,000)        (5,000)               (5,000)
  Purchase of investments         (340,000)                            (340,000)
  Acquisition of
    intangible assets           (1,898,001)       (60,000)           (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities          (2,238,001)       (65,000)           (2,303,001)
                              ------------   ------------   -------------------
<P>
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock           3,169,759        186,093             3,402,252
                              ------------   ------------   -------------------
Net cash provided by
  financing activities           3,169,759        186,093             3,402,252
                              ------------   ------------   -------------------
Net increase
  (decrease) in cash               114,393       (31,145)               109,142
CASH, beginning of period           (5,251)        25,894                     0
                              ------------   ------------   -------------------
<P>
CASH, end of period           $    109,142  $     (5,251)  $           109,142
                              ============   ============   ===================

<P>
The accompanying notes are an integral part of the financial statements.
[/TABLE]
              VIRTUAL GAMING ENTERPRISES, INC.
              (A Development Stage Enterprise)
               NOTES TO FINANCIAL STATEMENTS
<P>
(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
    THE COMPANY   Virtual Gaming Enterprises, Inc. is a
Nevada chartered development stage corporation which
conducts business from its headquarters in Escondido,
California.  The Company was incorporated on August 9, 1990.
The operating company, now dissolved, was established in
November 1997.
<p>
    The Company has not yet engaged in its expected
operations.  The Company's future operations will be to
provide casino gambling via the Internet.  Current
activities include raising additional equity and negotiating with potential key personnel and facilities.  There is no
assurance that any benefit will result from such activities.
The Company  will not receive any operating revenues until
the commencement of operations, but will nevertheless
continue to incur expenses until then.
<P>
    The following summarize the more significant accounting
and reporting policies and practices of the Company:
<P>
        A) START-UP COSTS Costs of start-up activities,
including organization costs, are expensed as incurred, in
accordance with Statement of Position (SOP) 98-5.
<P>
        B)  NET LOSS PER SHARE Basic is computed by dividing
the net loss by the weighted average number of common shares outstanding during the period.
<P>
        C) USE OF ESTIMATES  The financial statements have
been prepared in conformity with generally accepted
accounting principles.  In preparing the financial
statements, management is required to make estimates and
assumptions that affect the reported amounts of assets and
liabilities as of the date of the statements of financial
condition and revenues and expenses for the period then
ended.  Actual results may differ significantly from those
estimates.
<P>
        D) PROPERTY AND EQUIPMENT  All property and
equipment are recorded at cost and depreciated over their
estimated useful lives, using the straight-line method.
Upon sale or retirement, the costs and related accumulated
depreciation are eliminated from their respective accounts,
and the resulting gain or loss is included in the results of operations.  Repairs and maintenance charges which do not
increase the useful lives of the assets are charged to
operations as incurred. Depreciation expense was $833 and $0 for the periods ended May 31, 1999 and 1998, respectively.
<P>
        E) SIGNIFICANT ACQUISITION  In June 1998, Interbet,
Inc. issued 13,136,539 shares of common stock to acquire all of the issued and outstanding shares of the common stock of
Virtual Gaming Enterprises, Inc. (VGEI) in a reverse merger, accounted for as a reorganization of VGEI.
<P>
        F) PRINCIPLES OF CONSOLIDATION  The consolidated
financial statements include the accounts of Virtual Gaming
Enterprises, Inc. (VGEI) and its wholly owned subsidiary and majority owned subsidiary.  Inter-company balances and
transactions have been eliminated.
<P>
(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has
advanced $62,333 to officers of the Company.  These advances are due on demand and carry no stated interest rate.
<P>
(3) STOCKHOLDERS' EQUITY   The Company has authorized
25,000,000 shares of $0.001 par value common stock.  The
Company had 8,287,701 shares of common stock issued and
outstanding at May 31, 2000.  The Company, in August 1990,
issued 1,000,000 shares for $1,000 in cash.  In August 1996, the Company issued 100,000 shares for $50,000 in cash.  In
December 1997, the Company issued 4,973,108 shares in
conjunction with the acquisition of Interbet, Inc.  In June
1998, the Company issued 2,000,000 shares in exchange for
services valued at $313,200.  In June 1998, the Company
issued 600,000 shares in settlement of a loan amounting to
$93,957.  In June 1998, the Company issued 1,400,000 shares
for $46,400 in cash.  In June 1998, the Company
<P>
            VIRTUAL GAMING ENTERPRISES, INC.
           (A Development Stage Enterprise)
            NOTES TO FINANCIAL STATEMENTS
<P>
(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539
shares for the acquisition of Virtual Gaming Enterprises,
Inc.  In February 1999, the Company completed a reverse
split of its common stock, leaving 501,873 shares issued and outstanding.  During the fourth quarter of fiscal 1999, the
Company issued 1,679,949 shares for $186,062 in cash.
During the Year ended May 31, 2000, the Company issued
6,105,879 shares for $3,169,759.
<P>
(4) INCOME TAXES  Deferred income taxes (benefits) are
provided for certain income and expenses which are
recognized in different periods for tax and financial
reporting purposes.  The Company has net operating loss
carry-forwards for income tax purposes of approximately
$1,103,243, expiring $20,500 at May 31, 2018, $311,200 at
May 31, 2019 and $771,523 at May 31, 2020.
<P>
The amount recorded as deferred tax assets is approximately
$165,500 and $50,000 as of May 31, 2000 and May 31, 1999,
respectively, which represents the amount of tax benefit of
the loss carryforward.  The Company has established a 100%
valuation allowance against this deferred tax asset, as the
Company has no history of profitable operations.
<P>
(5) GOING CONCERN As shown in the accompanying financial
statements, the Company incurred a net loss of $1,103,243
for the period from November 1997 (Inception) through May
31, 2000.  The ability of the Company to continue as a going concern is dependent upon commencing operations and
obtaining additional capital and financing.  The financial
statements do not include any adjustments that might be
necessary if the Company is unable to continue as a going
concern.  The Company is currently seeking financing to
allow it to begin its planned operations.
<P>
(6) RELATED PARTIES  As discussed in Note 2, the Company
extended an advance to an officer.  Related party balances
and amounts for the period since inception, (November 1997), ended May 31, 2000 are as follows:
<P>
   Advance receivable - related party       $ 62,333
                                            ========
<P>
(7) INTANGIBLE ASSETS During the year ended May 31, 2000,
the Company Entered into agreements for the development of
software that Will provide gaming capabilities on the
internet.  The Company has Invested $1,898,001 during the
year for 17 of these programs.  The Company plans to lease
and/or manage these sites for a fee.  In May 1999, the
Company formed Hung Sai, Ltd., a Nevis Corporation.  In May
1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet
casinos to be located in St. Kitts, West Indies.  This
agreement required a $60,000 initial license fee and future
revenue sharing from the Company's future on-line casinos.
The Company expects to amortize the license fee over a five-
year period, once commercialization has begun.
<P>
(8) COMMITMENTS AND CONTINGENCIES  EMPLOYMENT AGREEMENTS In
July 1998, the Company entered into employment agreements
with two of its officers.  These agreements have three-year
terms expiring June 30, 2001.  The agreements contain base
pay amounts of $250,000, $280,000 and $325,000, combined.
These contracts also call for the issuance of options for
3,000,000 shares of the Company's common stock, 1,500,000 of which vested on December 1, 1998, and 150,000 per month
beginning June 1, 1999 for a period of ten months.
<P>
(9) LEGAL PROCEDINGS   On or about June 11, 1999, the United
States Securities and Exchange Commission initiated a
proceeding in the United States District Court, Southern
District of California, against the Company seeking to hold
the Company in Civil Contempt for failure to respond to a
Subpoena issued by the Commission.  The Court granted the
Commission's request and issued an Order that sanctioned the
Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.
<P>
Subsequent to the Company's compliance with the Commission's
Subpoena, the Company and the Commission entered into a
Stipulation and Order whereby the Company, having purged
itself of the civil contempt citation, agreed to pay and did pay Ten Thousand ($10,000.00) Dollars as a sanction. The
Stipulation and Order was signed by the Court and filed on
or about November 18, 1999.
<P>
Virtual Gaming Enterprises, Inc., and its President, Virgil
Williams, in or about May, 2000, submitted Offers of
Settlement to the United States Securities and Exchange
Commission that stemmed from certain matters reviewed by the
Commission.
<P>
The Company, without admitting or denying any wrongdoing,
consented to entry of an Order by the Commission that:
<P>
     A)     Orders it to cease and desist from committing or
causing any violation, and any future violation, of Section
13(a) of the Exchange Act and Rules 13a-1 and 13a-13
thereunder; and
<P>
     B)      Orders the effectiveness of Virtual Gaming's
Form S-8 be suspended.
<P>
On July 24, 2000, the Company and the Commission agreed to
modify a portion of this Offer of Settlement to reflect
that, "As a result of Virtual Gaming's failure to meet its
reporting obligations, the Form S-8 never became effective."
<P>
Virgil Williams, without admitting or denying any
wrongdoing, consented to entry of an Order by the Commission that:
<P>
     A)     Orders him to cease and desist from committing
or causing any violation, and any future violation, of
Section 17(a) of the Securities Act and Section 10(b) of the
Exchange Act and Rule 10b-5 thereunder.
<P>
Both of these Offers of Settlement have yet to be acted upon by the Commission.
<P>
     In a civil proceeding filed in the United States
District Court for the Eastern District of New York in
January 2000, identified by Case Number 00 CIV 0276,
Platinum I.T. Consulting, Inc., and Edward Marian, alleged
that Virtual Gaming Enterprises, Inc., Virgil Williams,
Brenda Williams and others violated Section 12(1) of the
Securities Act, Violated Section 10(b) of the Exchange Act
and Rule 10b-5 thereunder, Breached their Contract(s) with
Plaintiff(s), Fraudulently Induced Plaintiff(s) to purchase
the Company's securities, Converted Plaintiff(s) funds, and
were Unjustly Enriched at Plaintiff's expense. Plaintiffs
sought damages in excess of Five Million ($5,000,000.00)
Dollars.
<P>
The Company deemed it in its best interest to resolve this
matter, as the costs and fees for defense would largely
outweigh the costs of resolution. Accordingly, without
admitting or denying the allegations in the Complaint, the
Company and Virgil and Brenda Williams entered into a
Settlement and Consent Judgment whereby they agreed to
compensate the Plaintiffs in the amount of $170,00.00 within
75 days of the effective date of the Settlement and Consent
Judgment.
<P>
Due to the hospitalization of the Company's President Virgil
Williams, the Company did not make payment as required under the Settlement and Consent Judgment. As a result, and by the terms and provisions of the Settlement and Consent Judgment, the Settlement Obligation has increased to $250,000.00. The
Company expects to remit this amount to the Plaintiffs, in
care of Plaintiffs' Attorney, in short order.
<P>
On February 14, 2000, the State of Indiana, Office of the
Secretary of State, Securities Division, filed an
Administrative Complaint against Virtual Gaming Enterprises,
Inc., Virgil Williams and others, alleging that all
Respondents sold and/or offered for sale certain securities
in violation of Indiana State Law. On this same date, the
Indiana Securities Division requested and received a Cease
and Desist Order.
<P>
On March 2, 2000, Virtual Gaming Enterprises, Inc., and
Virgil Williams filed their Answer and Affirmative Defenses
to the Administrative Complaint and demanded an immediate
administrative hearing pursuant to the terms and provision
of the Indiana Securities Act that requires a hearing to be
set within 45 days of the Indiana Securities Division.
Virtual Gaming Enterprises, Inc., and Virgil Williams have
and do expressly deny any and all allegations made against
them in the Administrative Complaint.
<P>
Counsel for the Company and Mr. Williams, having not had a
response to the hearing demand, provided the Indiana
Securities Division a second copy of the Answer and
Affirmative Defenses and Demand for Hearing via facsimile on
March 17, 2000. Subsequent to March 17, 2000, Counsel for
the Company made several attempts to contact the Indiana
Securities Division via telephone, leaving messages for the
Deputy Commissioner, Enforcement, who apparently is
responsible for this proceeding. The Indiana Securities
Division has never responded to the Demand for Hearing or
the telephonic inquiries of counsel.
<P>
Finally, in January or February 2000, Virtual Gaming
Enterprises, Inc., was named as a Defendant in a Complaint
for Interpleader filed in the Third Judicial District Court
in and for Salt Lake County, State of Utah, and identified
as Civil No. 000901201. Therein, National Stock Transfer,
Inc., the transfer agent for the Company's Stock, due to
competing demands for certain certificates. This action
remains pending.
<P>
10. SHORT-TERM LIABILITIES The Company entered into 17
agreements whereby they have invested funds with
International Business Assoc. Corp. to develop the software
for internet gaming sites.  The agreements mature on April
1, 2003 and accrue interest at a rate of 10%.  Each
agreement calls for a quarterly payment of $14,153.  The
principal and accrued interest, at the option of the holder, become immediately due if a quarterly payment is 10 days
late.  As of May 31, 2000 the Company entered into an
informal agreement for prepayment of these notes as funds
become available.
<P>
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-KSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
<P>
                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)
<P>
Date: September 14, 2000     /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President
<P>