Form 10QSB
period 2000-08-31
VIRTUAL GAMING ENTERPRISES INC
filed 2000-10-25
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the PERIOD ended August 31, 2000.

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

      8,287,701 Common Shares, $0.001 Par Value, Issued and Outstanding

Item 1 - Financial Statements

            Virtual Gaming Enterprises, Inc.
            (A Development Stage Enterprise)
                    Balance Sheets

                                         August 31,      May 31,
                                            2000           2000
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $  109,142
   Advance receivable - related party        94,590         62,333
                                         ----------     ----------
     Total current assets                    94,590        171,475

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (2,916)        (2,500)
                                         ----------     ----------
      Total property and equipment            2,084          2,500

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,841,674     $3,918,975
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                        $   38,765     $        0
   Accrued salaries payable                 268,382        204,007
   Short-term notes payable               1,589,715      1,550,309

     Litigation payable                     255,625        250,000
                                         ----------     ----------
     Total current liabilities            2,152,487      2,004,316
                                         ----------     ----------
Total Liabilities                         2,152,487      2,004,316

STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
   authorized 25,000,000 shares;
   8,287,701 and 2181,822 issued
   and outstanding shares                     8,288          8,288
   Additional paid-in capital             3,375,697      3,423,963
   Deficit accumulated during
   the development stage                 (1,694,798)    (1,517,592)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,689,187      1,914,659
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,841,674     $3,918,975
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

                              F-3

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the quuarters ended August 31,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2000            1999         August 31, 2000
                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0


Expenses
   Compensation:
      Officers                    77,500          86,000                601,360
      Other                        5,500           4,750                 33,173
      Consultants                  7,500               0                 78,060
   General and
      administrative expenses     36,760         436,392                434,450
   Depreciation                      416             417                  2,916
   Research and development        4,500          29,010                116,500
                            ------------    ------------    -------------------
    Total expenses               132,176         556,569              1,266,459
                            ------------    ------------    -------------------
Loss from operations            (132,176)       (556,569)            (1,266,459)
                            ------------    ------------    -------------------
Interest (expense)               (45,031)              0        	     (178,340)
Loss from litigation                   0               0               (250,000)
                            ------------    ------------    -------------------
Net loss                    $   (177,207)   $   (556,569)   $        (1,694,799)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.02)   $      (0.02)
                            ============    ============
Weighted average
    number of shares           8,287,701       2,181,822
                            ============    ============

The accompanying notes are an integral part of the financial statements.

                              F-4

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
            From Inception through August 31, 2000

                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total

                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $           0

Shares issued
  for cash            13,000,000  46,400           0            0         46,400
Net loss                       0       0           0      (20,506)       (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)        25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0             30

February 1999 -
  reverse split      (22,707,774) (1,819)      1,819            0              0

Shares issued
  for cash             1,679,949   1,680     184,382            0        186,062

Net loss                       0       0           0     (311,214)      (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,310     (331,720)       (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0      3,199,759

Net loss                                               (1,185,872)    (1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
 May 31, 2000          8,287,701   8,288   3,423,963   (1,517,592)     1,914,659

Contributed capital                          (48,265)                    (48,265)

Net loss                                                 (177,207)      (177,207)

                     ------------ ------  ----------   -----------  ------------
Balance,
 August 31, 2000       8,287,701 $ 8,288   $ 3,375,698 $ (1,694,799) $ 1,689,187
                     =========== =======   ===========  =========== ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Quarters Ended and Period Since Inception Ended August 31,

                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  2000           1999       May 31, 2000
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (177,207)  $   (566,569)  $        (1,694,799)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       416            417                 2,916
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (32,257)       (64,951)              (94,590)
    Increase (decrease) accrued
      salaries payable              64,375        217,033               268,382
    Increase (decrease) accrued
      Interest                      45,031		  0	            178,340
    Increase (decrease) Accrued
      Litigation payable                                                250,000
                              ------------   ------------   -------------------
Net cash used by

  operating activities             (99,642)      (414,070)           (1,089,751)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0              0                (5,000)
  Purchase of investments                0              0              (340,000)
  Acquisition of
    intangible assets                    0              0            (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0              0            (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock                   0        560,756             3,402,252
     Cash paid on Common
       stock fund raise            (48,265)             0               (48,265)
                              ------------   ------------   -------------------
Net cash provided by
  financing activities             (48,265)       560,756             3,353,987
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash              (147,907)       146,686               109,142

CASH, beginning of period          109,142         (5,251)                    0
                              ------------   ------------   -------------------

CASH, end of period           $    (38,765)  $    141,435   $           (38,765)
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

(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has
advanced $94,590 to officers of the Company. These advances are due on demand and carry no stated interest rate.

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

            VIRTUAL GAMING ENTERPRISES, INC.
           (A Development Stage Enterprise)
            NOTES TO FINANCIAL STATEMENTS

(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539 shares for the acquisition of Virtual Gaming Enterprises, Inc. In February 1999, the Company completed a reverse split of its common stock, leaving 501,873 shares issued and outstanding. During the fourth quarter of fiscal 1999, the Company issued 1,679,949 shares for $186,062 in cash.
During the Year ended May 31, 2000, the Company issued 6,105,879 shares for $3,169,759. During the quarter ending August 31, 2000, the Company paid out of additional paid in capital $48,265 for raising these funds.

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately
$1,694,798, expiring $20,506 at May 31, 2018, $311,214 at
May 31, 2019 and $1,185,872 at May 31, 2020 and $177,207 at
May 31, 2021.

The amount recorded as deferred tax assets is approximately
$227,639 and $50,000 as of May 31, 2000 and May 31, 1999,
respectively, and $254,220 at August 31, 2000, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $1,694,799 for the period from November 1997 (Inception) through August 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) RELATED PARTIES As discussed in Note 2, the Company extended an advance to an officer. Related party balances and amounts for the period since inception, (November 1997), ended August 31, 2000 are as follows:

   Advance receivable - related party       $94,590
                                            ========

(7) INTANGIBLE ASSETS During the year ended May 31, 2000, the Company Entered into agreements for the development of software that Will provide gaming capabilities on the internet. The Company has Invested $2,093,001 during the year for 17 of these programs. The Company plans to lease and/or manage these sites for a fee. In May 1999, the Company formed Hung Sai, Ltd., a Nevis Corporation. In May 1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet casinos to be located in St. Kitts, West Indies. This agreement required a $60,000 initial license fee and future revenue sharing from the Company's future on-line casinos. The Company expects to amortize the license fee over a five-year period, once commercialization has begun.

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

     B)      Orders the effectiveness of Virtual Gaming's
Form S-8 be suspended.

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

11. Cash Flows The company has paid no interest or taxes during the year ended May 31, 2000 and the quarters ended
August 31, 2000 and 1999. The Company has funded the purchase of intangible assets through notes payable.
                           F-8

Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Plan of Operation

The Registrant is continuing its efforts to to provide management of, rent of or sales of casino gambling via the internet. The casinos are currently in the testing stage of their development. It is possible that the registrant will be successful in this plan of operation; however, there is no assurance for success.

Results of Operation

The Company did not have any operating income during the quarters ended August 31, 2000 and 1999. For quarter ended August 31, 2000, the registrant recognized a net loss of $177,207. Some compensation expenses, general and administrative, research and development were accrued. All of the interest expense of $45,031 was accrued. Expenses for general and administrative were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At August 31, 2000 the Company had no capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of common stock.



Part II - Other Information

ITEM 1.   LEGAL PROCEEDINGS
   On or about June 11, 1999, the United
States Securities and Exchange Commission initiated a proceeding in the United States District Court, Southern District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission. The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.

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

     B)      Orders the effectiveness of Virtual Gaming's
Form S-8 be suspended.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Inapplicable/None.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
   Inapplicable/None.

ITEM 5.   OTHER INFORMATION
   Inapplicable/None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

Exhibit Number        Status          Title

   27                 (**)        Financial Data Schedule

      ---------------------------------------
   (*)  Incorporated by reference on Form 10-KSB filed on Sept 14, 2000.

  (**) Provided herewith.


      B.  REPORTS ON FORM 8-K

          None

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-KSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)

Date: October 23, 2000     /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President