Form 10QSB/A
period 2000-08-31
VIRTUAL GAMING ENTERPRISES INC
filed 2000-10-26
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB/A

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

                              F-3

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the quuarters ended August 31,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2000            1999         August 31, 2000
                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0


Expenses
   Compensation:
      Officers                    77,500          86,000                601,360
      Other                        5,500           4,750                 33,173
      Consultants                  7,500               0                 78,060
   General and
      administrative expenses     36,760         436,392                434,450
   Depreciation                      416             417                  2,916
   Research and development        4,500          29,010                116,500
                            ------------    ------------    -------------------
    Total expenses               132,176         556,569              1,266,459
                            ------------    ------------    -------------------
Loss from operations            (132,176)       (556,569)            (1,266,459)
                            ------------    ------------    -------------------
Interest (expense)               (45,031)              0        	     (178,340)
Loss from litigation                   0               0               (250,000)
                            ------------    ------------    -------------------
Net loss                    $   (177,207)   $   (556,569)   $        (1,694,799)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.02)   $      (0.02)
                            ============    ============
Weighted average
    number of shares           8,287,701      23,209,647
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

                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  2000           1999       August 31, 2000
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (177,207)  $   (566,569)  $        (1,694,799)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       416            417                 2,916
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (32,257)       (64,951)              (94,590)
    Increase (decrease) accrued
      salaries payable              64,375        217,033               268,382
    Increase (decrease) accrued
      Interest                      45,031		  0	        178,340
    Increase (decrease) Accrued
      Litigation payable                                                250,000
                              ------------   ------------   -------------------
Net cash used by

  operating activities             (99,642)      (414,070)           (1,089,751)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0              0                (5,000)
  Purchase of investments                0              0              (340,000)
  Acquisition of
    intangible assets                    0              0            (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0              0            (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock                   0        560,756             3,402,252
     Cash paid on Common
       stock fund raise            (48,265)             0               (48,265)
                              ------------   ------------   -------------------
Net cash provided by
  financing activities             (48,265)       560,756             3,353,987
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash              (147,907)       146,686               (38,765)

CASH, beginning of period          109,142         (5,251)                    0
                              ------------   ------------   -------------------

CASH, end of period           $    (38,765)  $    141,435   $           (38,765)
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