Form 10QSB
period 2000-11-30
VIRTUAL GAMING ENTERPRISES INC
filed 2001-01-22
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the PERIOD ended NOVEMBER 30, 2000.

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

                                    PART I
                            FINANCIAL INFORMATION

             Virtual Gaming Enterprises, Inc.
            (A Development Stage Enterprise)
                    Balance Sheets

                                         November 30,      May 31,
                                            2000           2000
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $  109,142
   Advance receivable - related party       104,506         62,333
                                         ----------     ----------
     Total current assets                   104,506        171,475
<P>
PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (3,334)        (2,500)
                                         ----------     ----------
      Total property and equipment            1,666          2,500
<P>
OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,851,172     $3,918,975
                                         ==========     ==========
<P>
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
<P>
CURRENT LIABILITIES
   Bank overdraft                        $   33,265     $        0
   Accrued salaries payable                 282,466        204,007
   Short-term notes payable               1,629,348      1,550,309
     Litigation payable                     261,250        250,000
                                         ----------     ----------
     Total current liabilities            2,206,329      2,004,316
                                         ----------     ----------
Total Liabilities                         2,206,329      2,004,316
<P>
STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     38,548,247 and 2,181,822 issued
     and outstanding shares with 20,000,000
     Shares of Treasury Stock held at par
     value                                   18,548          8,288
   Additional paid-in capital             3,515,604      3,423,963
   Deficit accumulated during
     the development stage               (1,889,309)    (1,517,592)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,644,843      1,914,659
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,851,172     $3,918,975
                                         ==========     ==========
<P>
The accompanying notes are an integral part of the financial statements.

                              F-3

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the six months ended November 30,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2000            1999         November 30, 2000
                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0
<P>
Expenses
   Compensation:
      Officers                   178,250         124,000                702,110
      Other                       12,000           6,750                 39,673
      Consultants                  8,500               0                 79,060
   General and
      administrative expenses     73,344         625,785                471,035
   Depreciation                      833             834                  3,333
   Research and development        8,500          29,010                120,500
                            ------------    ------------    -------------------
    Total expenses               281,427         786,379              1,415,711
                            ------------    ------------    -------------------
Loss from operations            (281,427)       (786,379)            (1,415,711)
                            ------------    ------------    -------------------
Interest (expense)               (90,290)              0        	     (223,598)
Loss from litigation                   0               0               (250,000)
                            ------------    ------------    -------------------
Net loss                    $   (371,717)   $   (786,379)   $        (1,889,309)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.02)   $      (0.02)
                            ============    ============
Weighted average
    number of shares          18,281,159      23,209,647
                            ============    ============
<P>
The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the three months ended November 30,




                                2000            1999
                            ------------    ------------
Revenues                    $          0    $          0
<P>
Expenses
   Compensation:
      Officers                   100,750          38,000
      Other                        6,500           2,000
      Consultants                  1,000           8,225
   General and
      administrative expenses     36,585         189,363
   Depreciation                      417             417
   Research and development        4,000               0
                            ------------    ------------
    Total expenses               149,252         238,005
                            ------------    ------------
Loss from operations            (149,252)       (238,005)
                            ------------    ------------
Interest (expense)               (45,259)              0
Loss from litigation                   0               0
                            ------------    ------------
Net loss                    $   (194,511)   $   (238,005)
                            ============    ============

<P>
The accompanying notes are an integral part of the financial statements.

                              F-4
<P>

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
            From Inception through November 30, 2000

                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $           0

Shares issued
  for cash            13,000,000  46,400           0            0         46,400
Net loss                       0       0           0      (20,506)       (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)        25,894
<P>
June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0             30
<P>
February 1999 -
  reverse split      (22,707,774) (1,819)      1,819            0              0
<P>
Shares issued
  for cash             1,679,949   1,680     184,382            0        186,062
<P>
Net loss                       0       0           0     (311,214)      (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,310     (331,720)       (99,228)
<P>
Shares issued
  for cash             6,105,879   6,106   3,193,653            0      3,199,759
<P>
Net loss                                               (1,185,872)    (1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
 May 31, 2000          8,287,701   8,288   3,423,963   (1,517,592)     1,914,659
<P>
Shares issued
 for cash              1,093,880   1,094      33,640                      34,734
<P>
Shares issued
  to officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166     58,001                      67,167
<P>
Shares issued for
 Treasury             20,000,000  20,000                                 20,000
<P>
Shares held
 as Treasury stock   (20,000,000)(20,000)                               (20,000)
<P>
Net loss                                                  (371,717)    (371,717)
                     ----------- -------   -----------  -----------  ------------
Balance,
 November 30, 2000    18,548,247  18,548   $3,515,604  $(1,889,309)   $1,644,843
                     =========== =======   ===========  ===========  ============
<P>
The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Quarters Ended and Period Since Inception Ended November 30,

                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  2000           1999       November 30, 2000
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (371,717)  $   (786,379)  $        (1,889,309)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       833            834                 3,334
    Stock compensation              67,167                               67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (42,173)        14,824              (104,506)
    Increase (decrease) accrued
      salaries payable              78,459       (172,967)              282,466
    Increase (decrease) accrued
      Interest                      79,039		  0	            212,347
    Increase (decrease) accrued
      Litigation payable            11,250              0               261,250
                              ------------   ------------   -------------------
Net cash used by
  operating activities            (177,142)      (943,688)           (1,167,251)
                              ------------   ------------   -------------------
<P>
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0              0                (5,000)
  Purchase of investments                0              0              (340,000)
  Acquisition of
    intangible assets                    0       (369,172)           (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0       (369,172)           (2,303,001)
                              ------------   ------------   -------------------
<P>
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock              83,000      1,690,164             3,485,252
     Cash paid on Common
       stock fund raise            (48,265)             0               (48,265)
                              ------------   ------------   -------------------
Net cash provided by
  financing activities              34,735      1,690,164             3,436,987
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash              (142,407)       377,304               (33,265)

CASH, beginning of period          109,142         (5,251)                    0
                              ------------   ------------   -------------------
<P>
CASH, end of period           $    (33,265)  $    141,435   $           (33,265)
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

        B)  NET LOSS PER SHARE Basic is computed by dividing
the net loss by the weighted average number of common shares outstanding during the period.
<P>
        C) USE OF ESTIMATES  The financial statements have
been prepared in conformity with generally accepted
accounting principles.  In preparing the financial
statements, management is required to make estimates and
assumptions that affect the reported amounts of assets and
liabilities as of the date of the statements of financial
condition and revenues and expenses for the period then
ended.  Actual results may differ significantly from those
estimates.
<P>
        D) PROPERTY AND EQUIPMENT  All property and
equipment are recorded at cost and depreciated over their
estimated useful lives, using the straight-line method.
Upon sale or retirement, the costs and related accumulated
depreciation are eliminated from their respective accounts,
and the resulting gain or loss is included in the results of operations.  Repairs and maintenance charges which do not
increase the useful lives of the assets are charged to
operations as incurred. Depreciation expense was $833 and $0 for the periods ended May 31, 1999 and 1998, respectively.
<P>
        E) SIGNIFICANT ACQUISITION  In June 1998, Interbet,
Inc. issued 13,136,539 shares of common stock to acquire all of the issued and outstanding shares of the common stock of
Virtual Gaming Enterprises, Inc. (VGEI) in a reverse merger, accounted for as a reorganization of VGEI.
<P>
        F) PRINCIPLES OF CONSOLIDATION  The consolidated
financial statements include the accounts of Virtual Gaming
Enterprises, Inc. (VGEI) and its wholly owned subsidiary and majority owned subsidiary.  Inter-company balances and
transactions have been eliminated.
<P>
(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has
advanced $104,506 to officers of the Company.  These advances are due on demand and carry no stated interest rate.
<P>
(3) STOCKHOLDERS' EQUITY   The Company has authorized
25,000,000 shares of $0.001 par value common stock.  The
Company had 8,287,701 shares of common stock issued and
outstanding at May 31, 2000.  The Company, in August 1990,
issued 1,000,000 shares for $1,000 in cash.  In August 1996, the Company issued 100,000 shares for $50,000 in cash.  In
December 1997, the Company issued 4,973,108 shares in
conjunction with the acquisition of Interbet, Inc.  In June
1998, the Company issued 2,000,000 shares in exchange for
services valued at $313,200.  In June 1998, the Company
issued 600,000 shares in settlement of a loan amounting to
$93,957.  In June 1998, the Company issued 1,400,000 shares
for $46,400 in cash. In June 1998, the Company
<P>
            VIRTUAL GAMING ENTERPRISES, INC.
           (A Development Stage Enterprise)
            NOTES TO FINANCIAL STATEMENTS
<P>
(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539
shares for the acquisition of Virtual Gaming Enterprises,
Inc.  In February 1999, the Company completed a reverse
split of its common stock, leaving 501,873 shares issued and outstanding.  During the fourth quarter of fiscal 1999, the
Company issued 1,679,949 shares for $186,062 in cash.
During the Year ended May 31, 2000, the Company issued
6,105,879 shares for $3,169,759.  During the quarter ending
August 31, 2000, the Company paid out of additional paid in
capital $48,265 for raising these funds.  During the quarter ending November 30, 2000, the Company raised 83,000 in cash.
<P>
(4) INCOME TAXES  Deferred income taxes (benefits) are
provided for certain income and expenses which are
recognized in different periods for tax and financial
reporting purposes.  The Company has net operating loss
carry-forwards for income tax purposes of approximately
$1,694,798, expiring $20,506 at May 31, 2018, $311,214 at
May 31, 2019 and $1,185,872 at May 31, 2020 and $177,207 at May 31, 2021.
<P>
The amount recorded as deferred tax assets is approximately
$227,639 and $50,000 as of May 31, 2000 and May 31, 1999,
respectively, and $283,395 at November 30, 2000, which
represents the amount of tax benefit of the loss carryforward.
The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of
profitable operations.
<P>
(5) GOING CONCERN As shown in the accompanying financial
statements, the Company incurred a net loss of $1,694,799
for the period from November 1997 (Inception) through August
31, 2000.  The ability of the Company to continue as a going concern is dependent upon commencing operations and
obtaining additional capital and financing.  The financial
statements do not include any adjustments that might be
necessary if the Company is unable to continue as a going
concern.  The Company is currently seeking financing to
allow it to begin its planned operations.
<P>
(6) RELATED PARTIES  As discussed in Note 2, the Company
extended an advance to an officer.  Related party balances
and amounts for the period since inception, (November 1997), ended November 30, 2000 are as follows:
<P>
   Advance receivable - related party       $104,506
                                            ========
<P>
(7) INTANGIBLE ASSETS During the year ended May 31, 2000, the Company Entered into agreements for the development of software that Will provide gaming capabilities on the internet. The Company has Invested $2,093,001 during the year for 17 of these programs. The Company plans to lease and/or manage these sites for a fee. In May 1999, the Company formed Hung Sai, Ltd., a Nevis Corporation. In May
1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet casinos to be located in St. Kitts, West Indies. This agreement required a $60,000 initial license fee and future
revenue sharing from the Company's future on-line casinos.
The Company expects to amortize the license fee over a five-
year period, once commercialization has begun.
<P>
(8) COMMITMENTS AND CONTINGENCIES  EMPLOYMENT AGREEMENTS In
July 1998, the Company entered into employment agreements
with two of its officers.  These agreements have three-year
terms expiring June 30, 2001.  The agreements contain base
pay amounts of $250,000, $280,000 and $325,000, combined.
These contracts also call for the issuance of options for
3,000,000 shares of the Company's common stock, 1,500,000 of which vested on December 1, 1998, and 150,000 per month
beginning June 1, 1999 for a period of ten months.
<P>
(9) LEGAL PROCEDINGS   On or about June 11, 1999, the United
States Securities and Exchange Commission initiated a proceeding in the United States District Court, Southern
District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission. The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.
<P>
Subsequent to the Company's compliance with the Commission's Subpoena, the Company and the Commission entered into a Stipulation and Order whereby the Company, having purged itself of the civil contempt citation, agreed to pay and did pay Ten Thousand ($10,000.00) Dollars as a sanction. The Stipulation and Order was signed by the Court and filed on or about November 18, 1999.
<P>
Virtual Gaming Enterprises, Inc., and its President, Virgil Williams, in or about May, 2000, submitted Offers of Settlement to the United States Securities and Exchange
Commission that stemmed from certain matters reviewed by the Commission.
<P>
The Company, without admitting or denying any wrongdoing, consented to entry of an Order by the Commission that:
<P>
     A) Orders it to cease and desist from committing or causing any violation, and any future violation, of Section
13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; and
<P>
     B)      Orders the effectiveness of Virtual Gaming's
Form S-8 be suspended.
<P>
On July 24, 2000, the Company and the Commission agreed to modify a portion of this Offer of Settlement to reflect that, "As a result of Virtual Gaming's failure to meet its reporting obligations, the Form S-8 never became effective."
<P>
Virgil Williams, without admitting or denying any wrongdoing, consented to entry of an Order by the Commission that:
<P>
     A) Orders him to cease and desist from committing or causing any violation, and any future violation, of
Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.
<P>
Both of these Offers of Settlement have yet to be acted upon by the Commission.
<P>
     In a civil proceeding filed in the United States
District Court for the Eastern District of New York in
January 2000, identified by Case Number 00 CIV 0276,
Platinum I.T. Consulting, Inc., and Edward Marian, alleged that Virtual Gaming Enterprises, Inc., Virgil Williams,
Brenda Williams and others violated Section 12(1) of the Securities Act, Violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Breached their Contract(s) with Plaintiff(s), Fraudulently Induced Plaintiff(s) to purchase the Company's securities, Converted Plaintiff(s) funds, and were Unjustly Enriched at Plaintiff's expense. Plaintiffs sought damages in excess of Five Million ($5,000,000.00)
Dollars.
<P>
The Company deemed it in its best interest to resolve this matter, as the costs and fees for defense would largely outweigh the costs of resolution. Accordingly, without admitting or denying the allegations in the Complaint, the Company and Virgil and Brenda Williams entered into a Settlement and Consent Judgment whereby they agreed to compensate the Plaintiffs in the amount of $170,00.00 within 75 days of the effective date of the Settlement and Consent Judgment.
<P>
Due to the hospitalization of the Company's President Virgil Williams, the Company did not make payment as required under the Settlement and Consent Judgment. As a result, and by the terms and provisions of the Settlement and Consent Judgment, the Settlement Obligation has increased to $250,000.00. The
Company expects to remit this amount to the Plaintiffs, in care of Plaintiffs' Attorney, in short order.
<P>
On February 14, 2000, the State of Indiana, Office of the
Secretary of State, Securities Division, filed an
Administrative Complaint against Virtual Gaming Enterprises,
Inc., Virgil Williams and others, alleging that all Respondents sold and/or offered for sale certain securities in violation of Indiana State Law. On this same date, the Indiana Securities Division requested and received a Cease and Desist Order.
<P>
On March 2, 2000, Virtual Gaming Enterprises, Inc., and
Virgil Williams filed their Answer and Affirmative Defenses to the Administrative Complaint and demanded an immediate administrative hearing pursuant to the terms and provision of the Indiana Securities Act that requires a hearing to be set within 45 days of the Indiana Securities Division.
Virtual Gaming Enterprises, Inc., and Virgil Williams have and do expressly deny any and all allegations made against them in the Administrative Complaint.
<P>
Counsel for the Company and Mr. Williams, having not had a response to the hearing demand, provided the Indiana
Securities Division a second copy of the Answer and Affirmative Defenses and Demand for Hearing via facsimile on March 17, 2000. Subsequent to March 17, 2000, Counsel for the Company made several attempts to contact the Indiana
Securities Division via telephone, leaving messages for the Deputy Commissioner, Enforcement, who apparently is responsible for this proceeding. The Indiana Securities
Division has never responded to the Demand for Hearing or the telephonic inquiries of counsel.
<P>
Finally, in January or February 2000, Virtual Gaming
Enterprises, Inc., was named as a Defendant in a Complaint for Interpleader filed in the Third Judicial District Court in and for Salt Lake County, State of Utah, and identified as Civil No. 000901201. Therein, National Stock Transfer,
Inc., the transfer agent for the Company's Stock, due to competing demands for certain certificates. This action remains pending.
<P>
10. SHORT-TERM LIABILITIES The Company entered into 17 agreements whereby they have invested funds with International Business Assoc. Corp. to develop the software for internet gaming sites. The agreements mature on April
1, 2003 and accrue interest at a rate of 10%. Each agreement calls for a quarterly payment of $14,153. The principal and accrued interest, at the option of the holder, become immediately due if a quarterly payment is 10 days late. As of May 31, 2000 the Company entered into an informal agreement for prepayment of these notes as funds become available.
<P>
11. Cash Flows The company has paid no interest or taxes during the year ended May 31, 2000 and the quarters ended November 30, 2000 and 1999. The Company has funded the purchase of intangible assets through notes payable. During the quarter ended
November 30, 2000 the Company issued stock as compensation in accordance with the officer's compensation agreements in the amount of $67,167.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Registrant is continuing its efforts to provide management of, rent of or sales of casino gambling via the internet. The casinos are currently in the testing stage of their development. It is possible that the registrant will be successful in this plan of operation; however, there is no assurance for success.

Results of Operation

The Company did not have any operating income during the quarters ended November 30, 2000 and 1999. For quarter ended November 30, 2000, the registrant recognized a net loss of $194,511. Some compensation expenses, general and administrative, research and development were accrued. All of the interest expense of $45,259 was accrued. Expenses for general and administrative were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At November 30, 2000 the Company had raised $83,000 from the issuance of stock. $48,265 had been paid in association with raising capital for this year and the prior year. The Company also issued 9,166,666 shares stock, 2,000,000 valued at .03 per share and 7,166,666 valued at .001 per share, as compensation to officers in the amount of $67,167 per agreements created during 1998. This amount does not represent stock issued for cash as the value was charged as officer compensation. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.

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

      ---------------------------------------
        (*)  Incorporated by reference on Form 10-KSB filed on May 1, 2000.

        (**) Provided herewith.


      B.  REPORTS ON FORM 8-K

          None

<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-KSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
<P>
                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)
<P>
Date: January 22, 2001     /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President