Form 10KSB/A
period 2000-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2001-04-20
CIK 894562

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

Transitional Small Business Disclosure Format: Yes[ ] No [X]

            DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant   Form 10-KSB Reference Location
        None                             N/A

           Virtual Gaming Enterprises, Inc.

           Table of Contents for Form 10-KSB
                Year Ended May 31, 2000

                        PART I

                        ------

Item 1.     Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security
Holders

                        PART II
                        -------

Item 5.     Market for Common Equity and Related
            Stockholders Matters
Item 6.     Management's Discussion and Analysis of Plan of
            Operation
Item 7.     Audited Financial Statements
Item 8.     Changes In and Disagreement With Accountants on
            Accounting and Financial Disc

                        PART III
                        --------

Item 9.     Directors, Executive Officers, Promoters and
            Control Persons
Item 10.    Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationships and Related Transactions

                         PART I
                         ------

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

     In November of 1999 the Company purchased a Theme Park of 18 games that are simple, secure and player friendly. Players can choose from Black Jack, Video Poker, Lil' Baccarat, and/or slot machines. Players have the ability to register once and play in many different themed casinos. Using at least a 56k modem players can begin playing in less than two minutes. The Company has eliminated the days of downloading software or waiting for a CD in the mail. Our players do not install any software. Anyone with Netscape or Internet Explorer 4.x browsers can easily access and play the Java-based games. Players can always find a table or slot machine because an unlimited number of openings are dynamically created for each member who enters the casino. Players enjoy the same advantages of traditional casinos - conventional gaming software that reshuffles the deck after each hand. The Company's software plays up to six decks before shuffling.

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

                          PART II
                          -------

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

                        PART III
                        --------

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

Item 10. Executive Compensation

                               Annual Compensation
                               -------------------
Name and position          Year     Salary     Bonus Other Annual Compensation
--------------------------------------------------------------------------------
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


                              Long Term Compensation
                              ----------------------
                          Restricted     Options**/     LTI         All Other
                          Stock          SARs ($)       Payouts  Compensation
Name and position         Award(s)($)                         ($)        ($)
-----------------------------------------------------------------------------
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

Title of       Name &                Amount and Nature         Share Percentage
Class          Address               of Beneficial Shares      of Ownership
-------------------------------------------------------------------------------
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

Exhibit 18:    Letter on change in Accounting Principals
               (N/A)

Exhibit 21:    Subsidiaries of the registrant

Exhibit 22: Published report regarding matters submitted to vote (N/A)

Exhibit 23:    Counsel of experts and counsel (N/A)


Exhibit 24:    Power of Attorney (N/A)

Exhibit 27:    Financial Data Schedule

Exhibit 99:    Additional Exhibits (N/A)

Item 14.     Independent Auditor's Report

Item 7.  Financial Information

            VIRTUAL GAMING ENTERPRISES, INC.

           (A Development Stage Enterprise)

             AUDITED FINANCIAL STATEMENTS

        For the Years Ended May 31, 2000 and 1999

             INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ......................................F-2

Balance Sheets ....................................................F-3

Statements of Operations ..........................................F-4

Statements of Stockholders' Equity (Deficiency)....................F-5

Statements of Cash Flows ..........................................F-6

Notes to Financial Statements......................................F-7

                                   F-1

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

/S/Gately & Associates, LLC
Orlando, Florida
August 21, 2000

             Virtual Gaming Enterprises, Inc.
            (A Development Stage Enterprise)
                    Balance Sheets
                        May 31, 2000 and 1999

                                            2000           1999
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $  109,142     $        0
   Advance receivable  related party         62,333         14,824
                                         ----------     ----------
     Total current assets                   171,475         14,824

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (2,500)          (833)
                                         ----------     ----------
      Total property and equipment            2,500          4,167

OTHER ASSETS
   Intangible assets                      3,375,000         60,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000         60,000
   Investment - EBB Venture Capital          50,000              0
   Investment - Vegas Book, Ltd             320,000              0

                                         ----------     ----------
      Total other assets                  3,745,000         60,000

Total Assets                             $3,918,975     $   78,991
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                        $        0     $    5,251
   Accrued salaries payable                 204,007        172,968
   Accrued litigation liability             250,000              0
   Short-term notes payable               1,550,309              0
                                         ----------     ----------
     Total current liabilities            2,004,316        178,219
                                         ----------     ----------
Total Liabilities                         2,004,316        178,219

STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
   authorized 25,000,000 shares;
   8,287,701 and 2181,822 issued
   and outstanding shares                     8,288          2,182
   Additional paid-in capital             3,423,963        230,310
   Deficit accumulated during
   the development stage                 (1,517,592)      (331,720)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,914,659        (99,228)
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,918,975     $   78,991
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

                              F-3

              Virtual Gaming Enterprises, Inc.

              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31, 2000

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2000            1999         May 31, 2000
                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0

Expenses
   Compensation:
      Officers                   290,690         219,217                523,860
      Other                       16,553           9,950                 27,673
      Consultants                 42,060          23,250                 70,560
   General and
      administrative expenses    361,593          35,964                397,690
   Depreciation                    1,667             833                  2,500
   Research and development       90,000          22,000                112,000
   Loss due to litigation        250,000               0                250,000
                            ------------    ------------    -------------------
    Total expenses             1,052,563         311,214              1,384,283
                            ------------    ------------    -------------------
Loss from operations          (1,052,563)       (311,214)            (1,384,283)

Interest Expense                (133,309)              0               (133,309)
                            ------------    ------------    -------------------
Net loss                    $ (1,185,872)   $   (311,214)   $        (1,517,592)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.20)   $      (0.14)
                            ============    ============
Weighted average
    number of shares           5,834,400       2,181,822
                            ============    ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
 For the Years and Period Since Inception through May 31, 2000

                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $         0

Shares issued
  for cash            13,000,000  46,400           0            0        46,400
Net loss                       0       0           0      (20,506)      (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)        25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0             30

February 1999 -
  reverse split      (22,707,774) (1,819)      1,819            0              0

Shares issued
  for cash             1,679,949   1,680     184,382            0       186,062

Net loss                       0       0           0     (311,214)     (311,214)
                    ------------  ------  ----------  -----------  ------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,310     (331,720)      (99,228)


Shares issued
  for cash             6,105,879   6,106   9,347,543            0      9,353,648

Deferred offering cost
  offset against
  additional paid
  in capital                              (6,153,890)

Net loss                                               (1,185,872)  (1,185,872)
                    ------------  ------  ----------  -----------  -----------
BALANCE,
 May 31, 2000          8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $ 1,914,659
                    ============  ======  ==========  ===========  =============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31, 2000

                                                            Period from
                                                            November 1997
                                                            (Inception) through
                                  2000           1999       May 31, 2000
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $ (1,185,872)  $   (311,214)  $        (1,517,592)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                     1,667            833                 2,500
    Loss due to litigation         250,000              0               250,000
Changes in operating

 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (47,509)       (14,824)              (62,333)
    Increase (decrease) accrued
      salaries payable              31,040        172,967               204,007

    Increase (decrease) accrued
      Interest payable             133,309              0               133,309
                              ------------   ------------   -------------------
Net cash used by
  operating activities            (817,365)      (152,238)             (990,109)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0         (5,000)               (5,000)
  Purchase of investments         (370,000)             0              (370,000)
  Acquisition of
    intangible assets           (1,898,000)       (60,000)           (1,958,000)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities          (2,268,000)       (65,000)           (2,333,000)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock           9,353,648        186,093             9,586,141
     Deferred offering costs
       Offset against additional
       Paid in capital          (6,153,890)             0           (6,153,890)
                              ------------   ------------   -------------------
Net cash provided by
  financing activities           3,199,758        186,093             3,432,251
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash               114,393       (31,145)               109,142

CASH, beginning of period           (5,251)        25,894                     0
                              ------------   ------------   -------------------


CASH, end of period           $    109,142  $      (5,251)  $           109,142
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

   Advance receivable - related party       $ 62,333
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