Form 10QSB
period 2001-02-28
VIRTUAL GAMING ENTERPRISES INC
filed 2001-04-23
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarter ended February 28, 2001.

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

      40,140,867 Common Shares, $0.001 Par Value, Issued and Outstanding

                                    PART I
                            FINANCIAL INFORMATION

             Virtual Gaming Enterprises, Inc.
            (A Development Stage Enterprise)
                    Balance Sheets

                                         February 28,      May 31,
                                            2001           2000
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $  109,142
   Advance receivable - related party        66,384         62,333
                                         ----------     ----------
     Total current assets                    66,384        171,475

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (3,750)        (2,500)
                                         ----------     ----------
      Total property and equipment            1,250          2,500

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,812,634     $3,918,975
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Cash overdraft                        $    1,002     $        0
   Accrued salaries payable                 362,632        204,007
   Short-term notes payable               1,669,524      1,550,309

     Litigation payable                     266,875        250,000
                                         ----------     ----------
     Total current liabilities            2,300,033      2,004,316
                                         ----------     ----------
Total Liabilities                         2,300,033      2,004,316

STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     40,140,867 and 2,181,822 issued
     and outstanding shares with 20,000,000
     Shares of Treasury Stock held at par
     value                                   40,141          8,288
   Additional paid-in capital             3,604,969      3,423,963
   Stock held in treasury, 20,000,000       (20,000)             0
   Deficit accumulated during
     the development stage               (2,112,509)    (1,517,592)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,512,601      1,914,659
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,812,634     $3,918,975
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

                              F-3

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the nine months ended February 28,

                                                             Period from
                                                             November 1997
                                                             (Inception) through
                                2001            2000         February 28, 2001

                            ------------    ------------    -------------------
Revenues                    $          0    $          0    $                 0

Expenses
   Compensation:
      Officers                   259,500         124,000                783,360
      Other                       16,500          13,800                 44,173
      Consultants                  8,500               0                 79,060
   General and
      administrative expenses    1,64,575       1,009,423               562,268
   Depreciation                    1,250           1,250                  3,750
   Research and development        8,500          29,010                120,500
                            ------------    ------------    -------------------
    Total expenses               458,825       1,177,483              1,593,111
                            ------------    ------------    -------------------
Loss from operations            (458,825)     (1,177,483)           (1,593,111)
                            ------------    ------------    -------------------
Interest (expense)              (136,092)              0             (269,398)
Loss from litigation                   0               0             (250,000)
                            ------------    ------------    -------------------
Net loss                    $   (594,917)   $ (1,177,483)   $      (2,112,509)
                            ============    ============    ===================
Basic net loss per
    weighted average share  $      (0.03)   $      (0.20)
                            ============    ============
Weighted average
    number of shares          18,878,391       5,755,384
                            ============    ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
            For the three months ended February 28,





                                2001            2000
                            ------------    ------------
Revenues                    $          0    $          0

Expenses
   Compensation:
      Officers                    81,250               0
      Other                        4,500           7,050
      Consultants                      0               0
   General and
      administrative expenses     91,233         383,638
   Depreciation                      417             416
   Research and development            0               0
                            ------------    ------------
    Total expenses               177,400         391,104
                            ------------    ------------
Loss from operations            (177,400)       (391,104)
                            ------------    ------------
Interest (expense)               (45,801)              0
Loss from litigation                   0               0
                            ------------    ------------
Net loss                    $   (223,201)   $   (391,104)
                            ============    ============


The accompanying notes are an integral part of the financial statements.

                              F-4

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders Equity
            From Inception through February 28, 2001

                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total

                   Number        Common  Paid-in     Development  Stockholders'
                   Of Shares     Stock   Capital     Stage        Equity
                   ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                0  $    0  $        0  $         0  $           0

Shares issued
  for cash           13,000,000  46,400           0            0         46,400
Net loss                      0       0           0      (20,506)       (20,506)
                   ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998       13,000,000  46,400           0      (20,506)        25,894

June 1998 - reverse
  merger             10,209,647 (44,079)     44,109            0             30

February 1999 -
  reverse split     (22,707,774) (1,819)      1,819            0              0

Shares issued
  for cash            1,679,949   1,680     184,382            0        186,062

Net loss                      0       0           0     (311,214)      (311,214)
                   ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999        2,181,822   2,182     230,310     (331,720)       (99,228)

Shares issued
  for cash            6,105,879   6,106   3,193,653            0      3,199,759

Net loss                                              (1,185,872)    (1,185,872)
                   ------------  ------  ----------  -----------  -------------
BALANCE,
 May 31, 2000         8,287,701   8,288   3,423,963   (1,517,592)     1,914,659

Shares issued
 for cash             1,093,880   1,094      33,640                      34,734


Shares issued
  to officers for
  compensation under
  stock option and
  compensation plan   9,166,666   9,166     58,001                      67,167

Shares issued for
 Treasury            20,000,000  20,000                                 20,000

Shares held
 as Treasury stock  (20,000,000)(20,000)                               (20,000)

Net loss                                                 (594,917)    (594,917)
                    ----------- -------   -----------  -----------  -----------
Balance,
 February 28, 2001   20,140,867 20,141   $3,604,969  $ (2,112,509)   $1,512,601
                    =========== =======   ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Quarters Ended and Period Since Inception Ended February 28,

                                                            Period from
                                                            November 1997
                                                           (Inception) through
                                  2001           2000       February 28, 2001
                             ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                     $   (594,917)  $ (1,177,483)  $        (2,112,509)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:

    Depreciation                    1,250          1,250                 3,751

    Stock compensation             67,167                               67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (4,051)        14,824               (66,384)
    Increase (decrease) accrued
      salaries payable            158,625       (172,967)              362,632
    Increase (decrease) accrued
      Interest                    119,214              0               252,522
    Increase (decrease) accrued
      Litigation payable           16,875              0               266,875
                             ------------   ------------   -------------------
Net cash used by
  operating activities           (235,837)    (1,334,376)           (1,225,946)
                             ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                       0              0                (5,000)
  Purchase of investments               0              0              (340,000)
  Acquisition of
    intangible assets                   0     (1,394,426)           (1,958,001)
                             ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                  0     (1,394,426)           (2,303,001)
                             ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock            173,958      2,892,157             9,760,099
     Cash paid on Common
       stock fund raise           (48,265)             0            (6,232,154)
                             ------------   ------------   -------------------
Net cash provided by
  financing activities            125,693      2,892,157             3,527,945
                             ------------   ------------   -------------------

Net increase
  (decrease) in cash             (110,144)       168,606                (1,002)

CASH, beginning of period         109,142         (5,251)                    0
                             ------------   ------------   -------------------

CASH, end of period          $     (1,002)  $    163,355   $            (1,002)
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

   Advance receivable - related party       $104,506
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

11. Cash Flows The company has paid no interest or taxes during the year ended May 31, 2000 and the quarters ended February 28, 2000 and 1999. The Company has funded the purchase of intangible assets through notes payable. During the quarter ended November 30, 2000 the Company issued stock as compensation in accordance with the officer's compensation agreements in the amount of $67,167.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-KSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)

Date: April 23, 2001      /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President