Form 10-Q/A
period 2001-02-28
VIRTUAL GAMING ENTERPRISES INC
filed 2001-04-24
CIK 894562

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

Results of Operation

The Company did not have any operating income during the quarters ended February 28, 2001 and 2000. For quarter ended February 28, 2001 and 2000, the registrant recognized a net loss of $223,201 and $391,104, repsectively. Some compensation expenses, general and administrative, research and development were accrued. All of the interest expense of $45,801 for the quarter was accrued. Expenses for general and administrative for the quarter ended February 28, 2001 and 2000, of $91,233 and $383,638, respectively, were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At February 28, 2000 the Company had raised $173,958 from the issuance of stock. $48,265 had been paid in association with raising capital for this year and the prior year. The Company also issued 9,166,666 shares stock, 2,000,000 valued at .03 per share and 7,166,666 valued at .001 per share, as compensation to officers in the amount of $67,167 per agreements created during 1998. This amount does not represent stock issued for cash as the value was charged as officer compensation. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.


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