Form 10-K
period 2001-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2002-02-05
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                       FORM 10-KSB

     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001.

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC
Bulletin Board on May 31, 2001, was approximately
$1,116,669. The number of shares outstanding of the registrant's common Stock as of May 31, 2001 was 20,303,067.

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

         2,576,322 Common Shares, $0.001 Par Value, Issued and Outstanding

Transitional Small Business Disclosure Format: Yes[ ] No [X]

            DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant   Form 10-KSB Reference Location
        None                             N/A

           Virtual Gaming Enterprises, Inc.

           Table of Contents for Form 10-KSB
                Year Ended May 31, 2001

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

Finally, the Company is currently dealing with questions that the U.S. Securities and Exchange Commission (SEC) has about the Company and timely filing of the financial reports of the Company. The Company and its attorney has disclosed that the SEC may have further questions and may bring an enforcement action. The Company intends to defend itself if an action is taken. The Company is involved in a lawsuit with Silicon Valley IPO Net work, et all. The Company and its attorney has disclosed that a settlement will be discussed.

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

                   Date                   Low          High
                   March 31, 1998         .01     -     .10
                   June 30, 1998          .01     -     .10
                   September 30, 1998     .10     -     .87
                   December 31, 1998      .10     -     .87
                   March 31, 1999         .75     -    2.50
                   June 30, 1999         3.00     -    5.00
                   September 30, 1999    5.00     -    9.87
                   December 31, 1999     8.50     -   10.37
                   March 31, 2000       15.00     -   18.50
                   June 30, 2000         1.12     -   16.87
                   August 31, 2002      11.50     -    5.00
                   November 31, 2000     1.375    -    0.75
                   February 28, 2001     1.03     -    0.375
                   May 31, 2001          0.35     -    0.055
                   August 31, 2001       0.05     -    0.011

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

Item 10. Executive Compensation

                               Annual Compensation
                               -------------------
Name and position          Year     Salary     Bonus     Other Annual Compensation
------------------------------------------------------------------------------------
Virgil G. Williams          1999     $165,000.*     -0-
President & CEO             2000     $198,333.*     -0-
                            2001     $198,333.      -0-

Brenda J. Williams          1999     $ 64,167.*     -0-
Secretary & Treasurer       2000     $ 79,167.      -0-
                            2001     $ 79,167.      -0-



                              Long Term Compensation
                              ----------------------
                          Restricted     Options**/     LTI          All Other
                          Stock          SARs ($)       Payouts      Compensation
Name and position         Award(s)($)                         ($)        ($)
-------------------------------------------------------------------------------------
Virgil G. Williams          1999              -0-.          -0-          -0-
President & CEO             2000              -0-           -0-          -0-
                            2001              -0-           -0-          -0-


Brenda J. Williams          1999              -0-.          -0-          -0-
Secretary & Treasurer       2000              -0-           -0-          -0-
                            2001              -0-           -0-          -0-

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

Exhibit 18:    Letter on change in Accounting Principals
               (N/A)

Exhibit 21:    Subsidiaries of the registrant

Exhibit 22: Published report regarding matters submitted to vote (N/A)

Exhibit 23:    Counsel of experts and counsel (N/A)



Exhibit 24:    Power of Attorney (N/A)

Exhibit 27:    Financial Data Schedule

Exhibit 99:    Additional Exhibits (N/A)

Item 14.     Independent Auditor's Report

Item 7.  Financial Information

Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

              For the Years Ended May 31, 2001 and 2000

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Virtual Gaming Enterprises, Inc.
Escondido, California

We have audited the accompanying balance sheets of Virtual Gaming Enterprises, Inc., a development stage enterprise, as of May 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Enterprises, Inc. as of May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                         /S/Gately & Associates, LLC
Orlando, Florida
January 18, 2002

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
                 May 31,

                                            2001           2000
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $    2,045     $  109,142
   Advance receivable - related party        82,198         62,333


                                         ----------     ----------
     Total current assets                    84,243        171,475

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (4,167)        (2,500)
                                         ----------     ----------
      Total property and equipment              833          2,500

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------

      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,830,076     $3,918,975
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Accrued salaries payable              $  441,882     $  204,007
   Accrued litigation payable               272,500        250,000
   Short-term notes payable               1,711,575      1,550,309
                                         ----------     ----------
     Total current liabilities            2,425,957      2,004,316


Total Liabilities                         2,425,957      2,004,316


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     40,303,067 and 8,287,701 issued
     and outstanding shares                  40,303          8,288
   Additional paid-in capital             3,930,948      3,423,963
   Stock held in treasury, 20,000,000       (20,000)             0
   Deficit accumulated during
     the development stage               (2,547,132)    (1,517,592)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,404,119      1,914,659
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,830,076     $3,918,975
                                         ==========     ==========



The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31,

                                                             Period from
                                                             November 1997
                                                             (Inception)
                                                           through
                                2001            2000         May 31, 2001
                            ------------    ------------    ------------------
-

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   335,750         290,690          859,610
      Other                       19,200          16,553           46,873
      Consultants                254,614          42,060          325,174
   General and
      administrative expenses    216,043         361,593          613,733
   Depreciation                    1,667           1,667            4,167
   Research and development       18,500          90,000          130,500
   Loss due to litigation              0         250,000          250,000
                            ------------    ------------    ------------------
-
    Total expenses              (845,774)     (1,052,563)      (2,230,057)
                            ------------    ------------    ------------------
-
Interest expense                (183,766)       (133,309)        (317,075)
Loss from operations            (845,774)     (1,052,563)      (2,230,057)
                            ------------    ------------    ------------------
-
Net loss                    $ (1,029,540)   $ (1,185,872)   $  (2,547,132)
                            ============    ============   ===================
Basic net loss per
    weighted average share  $      (0.05)   $      (0.20)
                            ============    ============
Weighted average
    number of shares          18,986,564       5,834,400
                            ============    ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders' Equity
 For the Years and Period Since Inception through May 31, 2001


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development
Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -----------
--

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -----------
--
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -----------
--
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759



Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -----------
--
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659

Shares issued
  for cash             2,848,700   2,849     448,984                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000

Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)

Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,303,067 $20,303  $ 3,930,948 $ (2,547,132)$1,404,119
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                         through
                                  2001           2000       May 31, 2001
                              ------------   ------------   ------------------
-

CASH FLOWS FROM OPERATING ACTIVITIES:



Net loss                      $ (1,029,540)  $ (1,185,872)  $  (2,547,132)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                     1,667          1,667           4,167
    Loss due to litigation               0        250,000         250,000
    Compensation by stock           67,167              0          67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party   (19,865)       (47,509)        (82,198)
    Increase (decrease) accrued
      salaries payable             237,875         31,040         441,882
    Increase (decrease) accrued
      Interest payable             183,766        133,309         317,075
                              ------------   ------------   ------------------
-
Net cash used by
  operating activities            (558,930)      (817,365)     (1,549,039)
                              ------------   ------------   ------------------
-

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0         (5,000)         (5,000)
  Purchase of investments                0       (340,000)       (340,000)
  Acquisition of
    intangible assets                    0    (1,898,001)      (1,958,001)
                              ------------   ------------   ------------------
-
Net cash (used) provided by
  investing activities                   0    (2,238,001)      (2,303,001)
                              ------------   ------------   ------------------
-

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock             451,833      3,169,759        3,845,085
                              ------------   ------------   ------------------
-
Net cash provided by
  financing activities             451,833      3,169,759        3,854,085
                              ------------   ------------   ------------------
-

Net increase
  (decrease) in cash              (107,097)       114,393            2,045

CASH, beginning of period          109,142         (5,251)               0
                              ------------   ------------   ------------------
-

CASH, end of period           $      2,045  $     109,142  $         2,045
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

(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has advanced
        $82,198 to officers of the Company. These advances are due on demand and carry no stated interest rate.

(3) STOCKHOLDERS' EQUITY   The Company has authorized 50,000,000
        shares of $0.001 par value common stock. The Company had 40,303,067 shares of common stock issued and outstanding at May
        31, 2001 and 8,287,701 shares of common stock issued and outstanding at May 31, 2000. The Company, in August 1990, issued 1,000,000 shares for $1,000 in cash. In August 1996, the Company issued 100,000 shares for $50,000 in cash. In December
        1997, the Company issued 4,973,108 shares in conjunction with the acquisition of Interbet, Inc. In June 1998, the Company issued 2,000,000 shares in exchange for services valued at $313,200. In June 1998, the Company issued
        600,000 shares in settlement of a loan amounting to $93,957.
         In June 1998, the Company issued 1,400,000 shares for
        $46,400 in cash.  In June 1998, the Company

                   VIRTUAL GAMING ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS


(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539 shares for the acquisition of Virtual Gaming Enterprises, Inc. In
        February 1999, the Company completed a reverse split of its common stock, leaving 501,873 shares issued and outstanding.
        During the fourth quarter of fiscal 1999, the Company issued 1,679,949 shares for $186,062 in cash. During the Year ended May 31, 2000, the Company issued 6,105,879 shares for $3,169,759. During the year ended May 31, 2001, the Company issued 2,848,700 shares for $451,833, 9,166,666 shares as compensation for $67,167 and 20,000,000 shares as treasury stock for $20,000.

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.
        The Company has net operating loss carry-forwards for income tax purposes of approximately $2,547,132, expiring $20,500 at May 31, 2018, $311,200 at May 31, 2019, $771,523 at May 31, 2020 and
        $154,500 at May 31, 2021.

        The amount recorded as deferred tax assets is approximately $382,100 and $227,700 as of May 31, 2001 and May 31, 2000,
        respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $2,547,132 for the period from November 1997 (Inception) through May 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) RELATED PARTIES As discussed in Note 2, the Company extended an advance to officers. Related party balances and amounts for the period since inception, (November 1997), ended May 31, 2001 are as follows:


               Advance receivable - related party       $ 82,198
                                                        ========

(7) INTANGIBLE ASSETS During the year ended May 31, 2001, the Company has engaged consultants to upgrade operating systems for the internet gambling casinos. During the year ended May 31, 2000, the Company Entered into agreements for the development of software that Will provide gaming capabilities on the internet. The Company has Invested $1,898,001 during the year 2000 for 17 of these programs. The Company plans to lease and/or manage these sites for a fee.
        In May 1999, the Company formed Hung Sai,
        Ltd., a Nevis Corporation. In May 1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet casinos to be located in St. Kitts, West Indies. This agreement required a
        $60,000 initial license fee and future revenue sharing from the Company's future on-line casinos. The Company expects to amortize the license fee over a five-year period, once commercialization has begun.

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

(9) LEGAL PROCEDINGS
         The Company is currently dealing with questions that the U.S. Securities and Exchange Commission (SEC) has about the Company and timely filing of the financial reports of the Company. The Company and its attorney has disclosed that the SEC may have further questions and may bring an enforcement action. The Company intends to defend itself if an action is taken. The Company is involved in a lawsuit with Silicon Valley IPO Net work, et all. The Company and its attorney has disclosed that a settlement will be discussed. On or about June 11, 1999, the United States Securities and Exchange Commission initiated a proceeding in the United States District Court, Southern District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission. The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.

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

         The Company, without admitting or denying any wrongdoing, consented to entry of an Order by the Commission that:

           A) Orders the Company to cease and desist from committing or causing any violation, and any future violation, of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder; and

           B) Orders the effectiveness of Virtual Gaming's Form S-8 be suspended.



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


     F-8


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