Form 10QSB
period 2001-08-31
VIRTUAL GAMING ENTERPRISES INC
filed 2002-02-06
CIK 894562

Financial Information

                     VIRTUAL GAMING ENTERPRISES, INC.

                      (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

                For the Quarter Ended August 31, 2001
                   and the year ended May 31, 2001

INDEX TO FINANCIAL STATEMENTS



Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Operations . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Stockholders' Equity (Deficiency). . . . . . . . . . F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . F-6
     F-1

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
       August 31, 2001 and May 31, 2001

                                           August          May
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $      182     $    2,045
   Advance receivable - related party        24,650         82,198
                                         ----------     ----------
     Total current assets                    24,832         84,243

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (4,583)        (4,167)
                                         ----------     ----------


      Total property and equipment              417            833

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,770,249     $3,830,076
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Accrued salaries payable              $  523,132     $  441,882
   Accrued litigation payable               278,125        272,500
   Short-term notes payable               1,754,716      1,711,575
                                         ----------     ----------
     Total current liabilities            2,555,973      2,425,957


Total Liabilities                         2,555,973      2,425,957


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     40,303,067 and 40,303,067 issued
     and outstanding shares                  40,303         40,303
   Additional paid-in capital             3,930,948      3,930,948
   Stock held in treasury, 20,000,000       (20,000)       (20,000)
   Deficit accumulated during
     the development stage               (2,736,975)    (2,547,132)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,214,276      1,404,119
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,770,249     $3,830,076
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Three Months Ending August 31, 2001 and 2000
       and Period Since Inception Ended May 31, 2001

                                                             Period from
                                                             November 1997
                                                             (Inception)
				                             through
                                2001            2000         May 31, 2001
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:

      Officers                    81,250          77,500          940,860
      Other                        6,200           5,500           53,073
      Consultants                  9,000           7,500          334,174
   General and
      administrative expenses     44,210          36,760          657,943
   Depreciation                      417             416            4,584
   Research and development            0           4,500          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    -------------------
    Total expenses              (141,077)       (132,176)      (2,371,134)
                            ------------    ------------    -------------------
Interest expense                ( 48,766)        (45,031)        (365,841)
Loss from operations            (141,077)       (132,176)      (2,371,134)
                            ------------    ------------    -------------------
Net loss                    $   (189,843)   $   (177,207)   $  (2,736,975)
                            ============    ============   ===================
Basic net loss per
    weighted average share  $(less than .01)$    (0.02)
                            ============    ============
Weighted average
    number of shares          20,303,067      8,287,701
                            ============    ============

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders' Equity
 For the Years and Period Since Inception through August 31, 2001


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759

Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659



Shares issued
  for cash             2,848,700   2,849     448,984                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000

Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)

Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,303,067  20,303    3,930,948   (2,547,132) 1,404,119

Net Loss                                                  (189,843)  (189,843)
                   -------------- ------- ----------- ------------ -----------

Balance
 August 31, 2001      20,303,067 $20,303  $ 3,930,948 $ (2,736,975) $1,214,276
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
     For the Three Months Ended August 31, 2001 and 2000 and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                            through
                                  2001           2000       May 31, 2001
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:



Net loss                      $   (189,843)  $   (177,207)  $  (2,736,975)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       417            416           4,583
    Loss due to litigation               0              0         250,000
    Compensation by stock                0              0          67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party    57,548        (32,257)        (24,650)
    Increase (decrease) accrued
      salaries payable              81,250         64,375         523,132
    Increase (decrease) accrued
      Interest payable              48,765         45,031         365,841
                              ------------   ------------   -------------------
Net cash used by
  operating activities              (1,863)      (817,365)     (1,550,902)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0             0           (5,000)
  Purchase of investments                0             0         (340,000)
  Acquisition of
    intangible assets                    0             0       (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0             0       (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock and
       Commissions paid                   0       (48,265)       3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0       (48,265)       3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                (1,863)      (147,907)            182

CASH, beginning of period            2,045        109,142               0
                              ------------   ------------   -------------------



CASH, end of period           $        182  $      38,765  $          182
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

(3) STOCKHOLDERS' EQUITY   The Company has authorized 25,000,000
        shares of $0.001 par value common stock. The Company had 40,303,067 shares of common stock issued and outstanding at May31, 2001 and 8,287,701 shares of common stock issued and outstanding at May 31, 2000. The Company, in August 1990, issued 1,000,000shares for $1,000 in cash. In August 1996, the Company issued 100,000 shares for $50,000 in cash.
	In December 1997, the Company issued 4,973,108 shares in conjunction with the acquisition of Interbet, Inc.
	In June 1998, the Company issued 2,000,000 shares in exchange for services valued at $313,200. In June 1998, the Company issued 600,000 shares in settlement of a loan amounting to $93,957.
        In June 1998, the Company issued 1,400,000 shares for
        $46,400 in cash.  In June 1998, the Company

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
                                                        ========

(7) INTANGIBLE ASSETS
	During the year ended May 31, 2001, the Company has engaged consultants to upgrade operating systems for the internet gambling casinos. During the year ended May 31, 2000, the Company Entered into agreements for the development of software that Will provide gaming capabilities on the internet. The
	Company has Invested $1,898,001 during the year 2000 for 17 of these programs.The Company plans to lease and/or manage these sites for a fee. In May 1999, the Company formed Hung Sai,
        Ltd., a Nevis Corporation. In May 1999, Hung Sai entered into a license agreement with a third party to provide an Internet gateway for future Internet casinos to be located in St. Kitts, West Indies. This agreement required a


        $60,000 initial license fee and future revenue sharing from the Company's future on-line casinos. The Company expects to amortize the license fee over a five-year period, once commercialization has begun.

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

(9) LEGAL PROCEDINGS
	The Company is currently dealing with questions that the U.S. Securities and Exchange Commission (SEC) has about the
        Company and timely filing of the financial reports of the Company.The Company and its attorney has disclosed that the SEC may have further questions and may bring an enforcement action. The Company intends to defend itself if an action is taken. The Company is involved in a lawsuit with Silicon Valley
	IPO Net work, et all. The Company and its attorney has disclosed that a settlement will be discussed. On or about
	June 11, 1999, the United States Securities and Exchange
	Commission initiated a proceeding in the United States
	District Court, Southern District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission.
	The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.

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

<SEQUENCE>2


<ARTICLE> 5
<LEGEND>
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET AND STATEMENTS OF OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 10KSB FOR THE YEAR ENDED MAY 31, 2001.
</LEGEND>

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The Registrant is continuing its efforts to provide management of, rent of orsales of casino gambling via the internet. The casinos are currently in the testing stage of their development. It is possible that the registrant will be successful in this plan of operation;
however, there is no assurance for success.


Results of Operation

The Company did not have any operating income during the quarters ended August 31, 2001 and 2000. For the quarter ended August 31, 2001, the registrant recognized a net loss of $189,843 as compared to $177,207
during the prior year's quarter.   Some compensation expenses, general
and administrative cost were accrued. All of the interest expense of $48,766 was accrued during the quarter. Expenses for general and administrative were comprised of costs mainly associated with office overhead, trave, legal and accounting fees.


Liquidity and Capital Resources

At August 31, 2001 the Company had not raised capital from the issuance of stock. At August 31, 2000 the Company spent $48,265 to raise capital. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.