Form 10QSB
period 2001-11-30
VIRTUAL GAMING ENTERPRISES INC
filed 2002-02-06
CIK 894562

Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                  (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

                For the Quarters Ended November 30, 2001
                  and the year ended May 31, 2001

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

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
       November 30, 2001 and May 31, 2001

                                           November         May
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $    2,045
   Advance receivable - related party        14,355         82,198
                                         ----------     ----------
     Total current assets                    14,355         84,243

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (5,000)        (4,167)
                                         ----------     ----------


      Total property and equipment                0            833

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,759,355     $3,830,076
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Bank overdraft                        $      288              0
   Accrued salaries payable                 604,382        441,882
   Accrued litigation payable               283,750        272,500
   Short-term notes payable               1,798,464      1,711,575
                                         ----------     ----------
     Total current liabilities            2,686,884      2,425,957


Total Liabilities                         2,686,884      2,425,957


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     40,303,067 and 40,303,067 issued
     and outstanding shares                  40,303         40,303
   Additional paid-in capital             3,930,948      3,930,948
   Stock held in treasury, 20,000,000       (20,000)       (20,000)
   Deficit accumulated during
     the development stage               (2,878,780)    (2,547,132)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            1,072,471      1,404,119
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,759,355     $3,830,076
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Six Months Ending November 30, 2001 and 2000
       and Period Since Inception Ended May 31, 2001

                                                             Period from
                                                             November 1997
                                                             (Inception)
                                                             through
                               2001            2000         May 31, 2001
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   162,500         178,250        1,022,110
      Other                        7,200          12,000           54,073
      Consultants                  9,000           8,500          334,174
   General and
      administrative expenses     53,976          73,344          667,709
   Depreciation                      833             833            5,000
   Research and development            0           8,500          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    -------------------
    Total expenses              (233,509)       (281,427)      (2,463,566)
                            ------------    ------------    -------------------
Interest expense                ( 98,139)        (90,290)        (415,214)
Loss from operations            (233,509)       (281,427)      (2,463,566)
                            ------------    ------------    -------------------
Net loss                    $   (331,648)   $   (371,717)   $  (2,878,780)
                            ============    ============   ===================
Basic net loss per
    weighted average share  $       (.02)   $      (0.02)
                            ============    ============
Weighted average
    number of shares          20,303,067     18,281,159
                            ============    ============

The accompanying notes are an integral part of the financial statements.

               Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Three Months Ending November 30, 2001 and 2000




                                2001            2000
                            ------------    ------------

Revenues                    $          0    $          0

Expenses
   Compensation:
      Officers                    81,250         100,750
      Other                        1,000           6,500
      Consultants                      0           1,000
   General and
      administrative expenses      9,766          36,585
   Depreciation                      416             417
   Research and development            0           4,000
   Loss due to litigation              0               0
                            ------------    ------------

    Total expenses               (92,432)       (149,252)
                            ------------    ------------
Interest expense                 (49,373)        (45,259)
Loss from operations             (92,432)       (149,252)
                            ------------    ------------

Net loss                    $   (141,805)   $   (194,511)
                            ============    ============


The accompanying notes are an integral part of the financial statements.

                              F-3
             Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders' Equity
 For the Years and Period Since Inception through November 30, 2001


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759

Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659

Shares issued
  for cash             2,848,700   2,849     448,984                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000


Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)

Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,303,067  20,303    3,930,948   (2,547,132) 1,404,119

Net Loss                                                  (331,648)  (331,648)
                   -------------- ------- ----------- ------------ -----------

Balance
 November 30, 2001    20,303,067 $20,303  $ 3,930,948 $ (2,878,780) $1,072,471
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
     For the Six Months Ended November 30, 2001 and 2000 and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                            through
                                  2001           2000       May 31, 2001
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (331,648)  $   (371,717)  $  (2,878,780)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       833            833           5,000
    Loss due to litigation               0              0         250,000
    Compensation by stock                0              0          67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party    67,843        (42,173)        (14,355)


    Increase (decrease) overdraft      288         33,265             288
    Increase (decrease) accrued
      salaries payable             162,500         85,625         604,382
    Increase (decrease) accrued
      Interest payable              98,139         90,289         415,214
                              ------------   ------------   -------------------
Net cash used by
  operating activities              (2,045)      (203,878)     (1,551,084)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0             0           (5,000)
  Purchase of investments                0             0         (340,000)
  Acquisition of
    intangible assets                    0             0       (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0             0       (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock and
       Commissions paid                  0        34,735        3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0        34,735        3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                (2,045)      (142,407)              0

CASH, beginning of period            2,045        109,142               0
                              ------------   ------------   -------------------

CASH, end of period           $          0  $      38,765  $            0
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

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.
        The Company has net operating loss carry-forwards for income tax purposes of approximately $2,547,132, expiring $20,500 at May 31, 2018, $311,200 at May 31, 2019, $771,523 at May 31, 2020
	and$154,500 at May 31, 2021.

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

  	Subsequent to the Company's compliance with the Commission's Subpoena,the Company and the Commission entered into a Stipulation and Order whereby the Company, having purged itself
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

  	In a civil proceeding filed in the United States District Court for the Eastern District of New York in January 2000, identified by Case Number 00 CIV 0276, Platinum I.T. Consulting, Inc., and Edward Marian, alleged that Virtual Gaming Enterprises, Inc., Virgil Williams, Brenda Williams and others violated Section
	12(1) of the Securities Act, Violated Section 10(b) of the
	Exchange Act and Rule 10b-5 thereunder, Breached their Contract(s) with Plaintiff(s), Fraudulently Induced Plaintiff(s) to purchase the Company's securities, Converted Plaintiff(s) Funds, and were Unjustly Enriched at Plaintiff's expense. Plaintiffs sought damages in excess of Five Million ($5,000,000.00 Dollars.

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

  	Due to the hospitalization of the Company's President Virgil Williams, the Company did not make payment as required under the Settlement and Consent Judgment. As a result, and by the terms and provisionsof the Settlement and Consent Judgment, the Settlement Obligation has increased to $250,000.00. The Company expects to remit this amount to the Plaintiffs, in care of Plaintiffs' Attorney, in short order.

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

Results of Operation

The Company did not have any operating income during the quarters ended November 30, 2001 and 2000. For the quarter ended November 30, 2001, the registrant recognized a net loss of $141,805 as compared to $194,511 during the prior year's quarter. For the year ended November 30, 2001, the registrant recognized a net loss of $331,648 as compared to $371,717 during the prior year. Some compensation expenses, general and administrative cost were accrued. All of the interest expense of $49,373 was accrued during the quarter. Expenses for general and administrative were comprised of costs mainly associated with office overhead, trave, legal and accounting fees.

Liquidity and Capital Resources

At November 30, 2001 the Company had not raised capital from the issuance of stock. At November 30, 2000 the Company had raised $34,735 from the issuance of stock. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.