Form 10QSB
period 2002-02-28
VIRTUAL GAMING ENTERPRISES INC
filed 2002-05-23
CIK 894562

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

      40,333,067 Common Shares, $0.001 Par Value, Issued and Outstanding


Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)


                         FINANCIAL STATEMENTS

                      February 28, 2002 and 2001




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




       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
       February 28, 2002 and May 31, 2001

                                           February         May
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $        0     $    2,045
                                         ----------     ----------
     Total current assets                         0          2,045

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (5,000)        (4,167)
                                         ----------     ----------
      Total property and equipment                0            833


OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less: accumulated amortization                 0              0
                                         ----------     ----------
   Net intangibles                        3,375,000      3,375,000
   Investment - EBB Venture Capital          50,000         50,000
   Investment - Vegas Book, Ltd             320,000        320,000
   Advance receivable - related party        14,355         82,198
                                         ----------     ----------
      Total other assets                  3,745,000      3,745,000

Total Assets                             $3,759,355     $3,830,076
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Bank overdraft                        $    5,415              0
   Accrued salaries payable                 685,632        441,882
   Accrued litigation payable               289,375        272,500
   Short-term notes payable               1,842,810      1,711,575
                                         ----------     ----------
     Total current liabilities            2,823,232      2,425,957


Total Liabilities                         2,823,232      2,425,957


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 25,000,000 shares;
     40,333,067 and 40,333,067 issued
     and outstanding shares                  40,333         40,333
   Additional paid-in capital             3,930,918      3,930,918
   Stock held in treasury, 20,000,000       (20,000)       (20,000)
   Deficit accumulated during
     the development stage               (3,015,128)    (2,547,132)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)              936,123      1,404,119
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $3,759,355     $3,830,076
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Nine Months Ended February 28, 2002 and 2001
       and Period Since Inception Ended February 28, 2002

                                                             Period from
                                                             November 1997
                                                              (Inception)
                                                                  through
                                2002            2001         February 28, 2002
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   243,750         259,500        1,103,360
      Other                        7,200          16,500           54,073
      Consultants                  9,000           8,500          334,174
   General and
      administrative expenses     59,103         164,575          672,836
   Depreciation                      833           1,250            5,000
   Research and development            0           8,500          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    ----------------
    Loss from operations        (319,886)       (458,825)      (2,549,943)
                            ------------    ------------    ----------------
Interest expense                (148,110)       (136,092)        (465,185)
                            ------------    ------------    ----------------
Net loss                    $   (467,996)   $   (594,917)   $  (3,015,128)
                            ============    ============   =================
Basic net loss per
    weighted average share  $       (.02)   $      (0.03)
                            ============    ============
Weighted average
    number of shares          20,333,067     18,281,159
                            ============    ============

The accompanying notes are an integral part of the financial statements.

               Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Three Months Ending February 28, 2002 and 2001




                                2002            2001
                            ------------    ------------

Revenues                    $          0    $          0

Expenses
   Compensation:
      Officers                    81,250          81,250
      Other                            0           4,500
      Consultants                      0               0
   General and
      administrative expenses      5,127          91,233
   Depreciation                        0             417
   Research and development            0               0
   Loss due to litigation              0               0
                            ------------    ------------

    Loss from operations         (86,377)       (177,400)
                            ------------    ------------
Interest expense                 (49,971)        (45,801)
                            ------------    ------------

Net loss                    $   (136,348)   $   (223,201)
                            ============    ============


The accompanying notes are an integral part of the financial statements.

                              F-3
             Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statements of Changes in Stockholders' Equity
 For the Years and Period Since Inception through February 28, 2002


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759

Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659

Shares issued
  for cash             2,878,700   2,879     448,954                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000

Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)
Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,333,067  20,333    3,930,918   (2,547,132) 1,404,119

Net Loss                                                  (467,996)  (467,996)
                   -------------- ------- ----------- ------------ -----------

Balance
 February 28, 2002    20,333,067 $20,333  $ 3,930,918 $ (3,015,128) $ 936,123
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statements of Cash Flows
     For the Nine Months Ended February 28, 2002 and 2001
          and Period Since Inception Ended February 28, 2002



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                            through
                                  2002           2001       February 28, 2002
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (467,996)  $   (594,917)  $  (3,015,128)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       833          1,250           5,000
    Loss due to litigation               0              0         250,000
    Compensation by stock                0         67,167          67,167
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party    67,843         (4,051)        (14,355)
    Increase (decrease) overdraft    5,415              0           5,415
    Increase (decrease) accrued
      salaries payable             243,750        158,625         685,632
    Increase (decrease) accrued
      Interest payable             148,110        136,089         465,185
                              ------------   ------------   -------------------
Net cash used by
  operating activities              (2,045)      (235,837)     (1,551,084)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0             0           (5,000)
  Purchase of investments                0             0         (340,000)
  Acquisition of
    intangible assets                    0             0       (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0             0       (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock and
       Commissions paid                  0       125,693        3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0       125,693        3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                (2,045)      (110,144)              0

CASH, beginning of period            2,045        109,142               0
                              ------------   ------------   -------------------

CASH, end of period           $          0  $     (1,002)  $            0
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

(2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company has advanced
        $14,355 to officers of the Company. These advances are due on demand and carry no stated interest rate.

(3) STOCKHOLDERS' EQUITY   The Company has authorized 25,000,000
        shares of $0.001 par value common stock. The Company had 40,333,067 shares of common stock issued and outstanding at May
        31, 2001 and 8,287,701 shares of common stock issued and outstanding at May 31, 2000. The Company, in August 1990, issued 1,000,000 shares for $1,000 in cash. In August 1996, the Company issued 100,000 shares for $50,000 in cash. In December
        1997, the Company issued 4,973,108 shares in conjunction with the acquisition of Interbet, Inc. In June 1998, the Company issued 2,000,000 shares in exchange for services valued at $313,200. In June 1998, the Company issued
        600,000 shares in settlement of a loan amounting to $93,957.
        In June 1998, the Company issued 1,400,000 shares for
        $46,400 in cash.  In June 1998, the Company

                   VIRTUAL GAMING ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS


(3) STOCKHOLDERS' EQUITY (CONTINUED) issued 13,136,539 shares for the acquisition of Virtual Gaming Enterprises, Inc. In
        February 1999, the Company completed a reverse split of its common stock, leaving 501,873 shares issued and outstanding.
        During the fourth quarter of fiscal 1999, the Company issued 1,679,949 shares for $186,062 in cash. During the Year ended May 31, 2000, the Company issued 6,105,879 shares for $3,169,759. During the year ended May 31, 2001, the Company issued 2,878,700 shares for $451,833, then 9,166,666 shares as compensation for $67,167 and 20,000,000 shares as treasury stock for $20,000.

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

(6) RELATED PARTIES As discussed in Note 2, the Company extended an advance to officers. Related party balances and amounts for the period since inception, (November 1997), ended February 28, 2002 are as follows:


               Advance receivable - related party       $ 14,355
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

       Finally, in January 2000, Virtual Gaming Enterprises, Inc., was named as a Defendant in a Complaint for Interpleader filed in the Third Judicial District Court in and for Salt Lake County, State of Utah, and identified as Civil No. 000901201. Therein, National Stock Transfer, Inc., the transfer agent for the Company's Stock, due to competing demands for certain certificates. This action remains pending.


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

Results of Operation

The Company did not have any operating income during the quarters ended February 28, 2002 and 2001. For the quarter ended February 28, 2002, the registrant recognized a net loss of $136,348 as compared to $223,201 during the prior year's quarter. For the year ended February 28, 2002, the registrant recognized a net loss of $467,996 as compared to $594,917 during the prior year. Some compensation expenses, general and administrative cost were accrued. All of the interest expense of $49,971 was accrued during the quarter. Expenses for general and administrative were comprised of costs mainly associated with office overhead, trave, legal and accounting fees.

Liquidity and Capital Resources

At February 28, 2002 the Company had not raised capital from the issuance of stock. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.



                                   Part II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   See footnote 9 to the financial statements included herein.

ITEM 2.   CHANGES IN SECURITIES
   Inapplicable/None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Inapplicable/None.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
   Inapplicable/None.

ITEM 5.   OTHER INFORMATION
   Inapplicable/None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      A.  EXHIBITS

          None

      B.  REPORTS ON FORM 8-K

          None

     4


                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-KSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)

Date: May 22, 2002        /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President