Form 10KSB
period 2002-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2003-12-16
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549
<P>
                       FORM 10-KSB
<P>
     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002.
<P>
     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.
<P>
            COMMISSION FILE NUMBER: 33-55254-43
<P>
             Virtual Gaming Enterprises, Inc.
    (Exact name of registrant as specified in its charter)
<P>

        Nevada                                           87-0485308
(State of Organization)                          (I.R.S. Employer I.D. No.)
<P>
2580 SEASCAPE GLEN, ESCONDIDO, CA                           92026
(Address of Principal Executive Offices)                  (Zip Code)

<P>
    Registrant's Telephone Number, Including Area Code:
                      (760) 510-0188
<P>
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                 Yes  [X]      No  [ ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                          [ ]
<P>
There were no revenues during the initial year of operations as the Company focused on web site and casino development.
<P>
The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on May 31, 2002, was approximately $1,116,669. The number of shares outstanding of the registrant's common Stock as of May 31, 2002 was 21,825,840.
<P>
Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.
<P>
         2,576,322 Common Shares, $0.001 Par Value, Issued
and Outstanding
<P>
Transitional Small Business Disclosure Format: Yes[ ] No [X]
<P>
            DOCUMENTS INCORPORATED BY REFERENCE
<P>
Document of the Registrant   Form 10-KSB Reference Location
        None                             N/A
<P>
           Virtual Gaming Enterprises, Inc.
<P>
           Table of Contents for Form 10-KSB
                Year Ended May 31, 2002
<P>
                        PART I
                        ------
<P>
Item 1.     Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security
Holders
<P>
                        PART II
                        -------
<P>
Item 5.     Market for Common Equity and Related
            Stockholders Matters
Item 6.     Management's Discussion and Analysis of Plan of
            Operation
Item 7.     Audited Financial Statements
Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disc
<P>
                        PART III
                        --------
<P>
Item 9.     Directors, Executive Officers, Promoters and
            Control Persons
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management
Item 12.    Certain Relationships and Related Transactions
<P>
                         PART I
                         ------
<P>
     This Report contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitations, material risks factors such as inadequate working capital, auditors qualification as to going concern, recent commencement of operations, lack of market acceptance to date for the Company's products and services, nominal revenues to date, continuing losses from operations, future growth of revenue and threat of regulation of Company's business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from these anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date such statement was made.
<P>
Item 1.     Business
<P>
     Virtual Gaming Enterprises, Inc. was incorporated June 1, 1998, under the laws of the State of Nevada. Mr. Joseph
M. Williams acted as President for approximately two weeks before Mr. Virgil G. Williams assumed the daily responsibility of President and continues in that capacity to present.
<P>
     On June 11, 1998, Virtual Gaming Enterprises, Inc. ratified a plan of Merger with Interbet, Inc. Upon successful completion of the merger, Virtual Gaming Enterprises, Inc. was named the succeeding entity and the name was changed to Virtual Gaming Enterprises, Inc. The Company was formed to purchase, manage, develop, market, and resell casino style Internet games that will allow players to wager.
<P>
     Initial business development efforts involved exploring potential contracts with various Indian tribes. These agreements with Indian Tribes proved to be too difficult to bring to market. The Company then chose to purchase developed technologies with existing casino licenses.
<P>
     The Company purchased Hung-Sai Ltd., an International Business Corporation, now a fully owned subsidiary of Virtual Gaming Enterprises, Inc. Hung-Sai is the business of on-line gaming.
<P>
     The Company, through it's subsidiary, purchased one casino in December of 1998 called Classic Bet. Classic Bet is a traditional on-line casino that requires the loading of software on the player's computer. Classic Bet has a suite of Multimedia games including Black Jack. Promotion of Classic Bet is done primarily through mass mailing of CD with the games on them. Once the software suite has been loaded, the player can log in to their secure account with a user name and password.
<P>
     In November of 1999 the Company purchased a Theme Park of 18 games that are simple, secure and player friendly. Players can choose from Black Jack, Video Poker, Lil' Baccarat, and/or slot machines. Players have the ability to register once and play in many different themed casinos. Using at least a 56k modem players can begin playing in less than two minutes. The Company has eliminated the days of downloading software or waiting for a CD in the mail. Our players do not install any software. Anyone with Netscape or Internet Explorer 4.x browsers can easily access and play the Java-based games. Players can always find a table or slot machine because an unlimited number of openings are dynamically created for each member who enters the casino. Players enjoy the same advantages of traditional casinos - conventional gaming software that reshuffles the deck after each hand. The Company's software plays up to six decks before shuffling.
<P>
     The Company holds a 20% (twenty percent) interest in a Sports Book business, Vegasbook.com, also licensed and operated exclusively on the Island of Dominica. Vegas Book maintains an 800 number that allows players to submit sports wagers by phone using secure passwords and user names.
<P>
     All deposits are escrowed with a large Dominican off shore bank insuring that the player's account remains solely available for their wagers. Membership is protected from all outside inquiries by the Offshore Privacy Act of 1995 and sets severe penalties for any release of information. It has never been easier or safer to bring the excitement of legitimate casino gaming into the player's home or office.
<P>
     Network Services are provided through InSatCom, Ltd. InSatCom offers a high-speed digital data center coupled with a fully redundant private satellite communication network. Licensed by Cable and Wireless and the Government of the Commonwealth of Dominica, InSatCom is the first private network offering encrypted data, Internet web hosting, and reliable video transmissions from the Caribbean. InSatCom's nine-meter satellite dish is able to simultaneously broadcast to multiple transponders ensuring a reliability factor of 99.9%. The threat of unauthorized entry is virtually eliminated because InSatCom operates its own proprietary software and hardware. Player's wagers and transactions are encrypted to retain complete confidentiality.
<P>
     On March 23rd, 2000, The Company purchased a 10% interest in www.global-shopping.net, a division of EBB, USA Inc. for $50,000 in cash. EBB USA is a member of the world's largest barter service with offices worldwide. The Company believes there is potential in using "cybercash" for gaming purposes in its current casinos and sports book.
<P>

<P>
Item 2.     Properties
<P>
     The Company neither owns nor leases any real property. Virgil G. Williams, President and a Director of the Company provide office facilities and related services, without charge. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026.
<P>
Item 3.     Legal Proceedings
<P>
     On or about June 11, 1999, the United States Securities and Exchange Commission initiated a proceeding in the United States District Court, Southern District of California, against the Company seeking to hold the Company in Civil Contempt for failure to respond to a Subpoena issued by the Commission. The Court granted the Commission's request and issued an Order that sanctioned the Company Ten Thousand ($10,000.00) Dollars per day until such time as it complied with the Commission's Subpoena.
<P>
     Subsequent to the Company's compliance with the Commission's Subpoena, the Company and the Commission entered into a Stipulation and Order whereby the Company, having purged itself of the civil contempt citation, agreed to pay and did pay Ten Thousand ($10,000.00) Dollars as a sanction. The Stipulation and Order was signed by the Court and filed on or about November 18, 1999.
<P>
     Virtual Gaming Enterprises, Inc., and its President, Virgil Williams, in or about May, 2000, submitted Offers of Settlement to the United States Securities and Exchange Commission that stemmed from certain matters reviewed by the Commission.
<P>
The SEC, through Assistant Regional Director Lisa A. Gok, returned the following decision, dated July 29, 2002.
	"The Commission is instructing its staff that in cases where such action appears appropriate, it may advise a person under inquiry that its formal investigation has been terminated. Such action on the part of the staff will be purely discretionary on its part for the reasons mentioned above. Even if such advice is given, however, it must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff's investigation of the particular matter. All that such a communication means is that the staff has completed its investigation and that at that time no enforcement action has been recommended to the Commission.
The attempted use of such a communication as a purported defense in any action that might be subsequently be brought against the party, either civilly or criminally, would be clearly inappropriate and improper and such a communication, at the most, can mean that as of its date, the staff of the Commission does not regard enforcement action as called for based upon whatever information it then has. Moreover, this conclusion may be based upon various reasons, some of which, such as workload considerations, are clearly irrelevant to the merits of any subsequent action."
<P>
     In a civil proceeding filed in the United States
District Court for the Eastern District of New York in
January 2000, identified by Case Number 00 CIV 0276,
Platinum I.T. Consulting, Inc., and Edward Marian, alleged that Virtual Gaming Enterprises, Inc., Virgil Williams,
Brenda Williams and others violated Section 12(1) of the Securities Act, Violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Breached their Contract(s) with Plaintiff(s), Fraudulently Induced Plaintiff(s) to purchase the Company's securities, Converted Plaintiff(s) funds, and were Unjustly Enriched at Plaintiff's expense. Plaintiffs sought damages in excess of Five Million ($5,000,000.00) Dollars.
<P>
      The Company deemed it in its best interest to resolve this matter, as the costs and fees for defense would largely outweigh the costs of resolution. Accordingly, without admitting or denying the allegations in the Complaint, the Company and Virgil and Brenda Williams entered into a Settlement and Consent Judgment whereby they agreed to compensate the Plaintiffs in the amount of $170,00.00 within 75 days of the effective date of the Settlement and Consent Judgment.
<P>
     Due to the hospitalization of the Company's President Virgil Williams, the Company did not make payment as required under the Settlement and Consent Judgment. As a result, and by the terms and provisions of the Settlement and Consent Judgment, the Settlement Obligation has increased to $250,000.00. The Company expects to remit this amount to the Plaintiffs, in care of Plaintiffs' Attorney, in short order. The present status of this case, as of November, 2003, is that the Company has offered stock to settle the case and the matter is being reviewed by the plaintiff.
<P>
     In January or February 2000, Virtual Gaming
Enterprises, Inc., was named as a Defendant in a Complaint for Interpleader filed in the Third Judicial District Court in and for Salt Lake County, State of Utah, and identified as Civil No. 000901201. Therein, National Stock Transfer, Inc., the transfer agent for the Company's Stock, due to competing demands for certain certificates. The Company allowed said shares to be transferred and the case was dismissed.

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

                   Date                   Low          High
                   March 31, 1998         .01     -     .10
                   June 30, 1998          .01     -     .10
                   September 30, 1998     .10     -     .87
                   December 31, 1998      .10     -     .87
                   March 31, 1999         .75     -    2.50
                   June 30, 1999         3.00     -    5.00
                   September 30, 1999    5.00     -    9.87
                   December 31, 1999     8.50     -   10.37
                   March 31, 2000       15.00     -   18.50
                   June 30, 2000         1.12     -   16.87
                   August 31, 2000       5.00     -   11.50
                   November 31, 2000     0.75     -    1.375
                   February 28, 2001     0.375    -    1.05
                   May 31, 2001          0.055    -    0.35
                   August 31, 2001       0.011    -    0.05
			 November 31, 2001    12.50     -   12.50
			 February 28, 2002     2.50     -    2.50
			 May 31, 2002          3.00     -    3.00

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

Item 6.     Management's Discussion and Analysis or Plan of
            Operation
<P>
NOTE:  REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
<P>
     This statement includes projections of future results and forward looking statements as that terms is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.
<P>
     Virtual Gaming has taken an "off-line" approach to marketing to the end users or players. The Company has focused efforts in print, radio, developed an affiliate program and, instituted countless direct marketing programs. The Company has chosen not to focus on banner advertisement as our sole marketing efforts. The Company plans to separate itself from other on-line casinos with this unique marketing approach.
<P>
      Through strategic partnerships, Virtual Gaming will be in the business of selling turnkey solutions to prospective casino owners. The Company has refined the licensing and connectivity issues that a new casino entrepreneur might find insurmountable. Moreover, the Company has tested, enhanced, and developed reporting features that a casino operator must have. The Company has partnered with a creative staff to offer custom themes to what the
prospective casino owner might want.
<P>
The Company intends to develop casinos in non-English languages. The Internet will allow the Company to reach new markets. The Company will then aggressively market Internationally. The Company should benefit initially from listings in new search engine technologies outside of the U.S.
<P>
The Company should benefit from adding new functionality to the games hosted in Dominica. The Java-based games will make new features easy and fast to implement. All changes are made at the server level and can be enjoyed by the players immediately. The existing software development team is currently testing new features such as chat rooms, message boards, and the addition of sound. The Company continues to test and enhance games based on player feedback. The
Company has recently undertaken the translation of the casino sites into Chinese. Research has indicated that the market in China is a potentially untapped asset and by translating the sites into Chinese will give the Company a significant entry into that marketplace.
<P>
Item 7.     Financial Statements
<P>
See Independent Auditors Report, Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and Notes to Financial Statements, included herein and made a part of this report.
<P>
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
<P>
     There have been no disagreements with the accountants
or the accounting and financial disclosure.
<P>
                        PART III
                        --------
<P>
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
<P>

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

                               Annual Compensation
                               -------------------
Name and position       Year   Salary     Bonus  Other Annual Compensation
---------------------------------------------------------------------------
Virgil G. Williams      1999   $165,000.*     -0-
President & CEO         2000   $198,333.*     -0-
                        2001   $225,000.      -0-
				2002	 $225,000.      -0-
<P>
Brenda J. Williams      1999   $ 64,167.*     -0-
Secretary & Treasurer   2000   $ 79,167.      -0-
                        2001   $100,000.      -0-
				2002	 $100,000.      -0-
<P>

                              Long Term Compensation
                              ----------------------
                      Restricted     Options**/   LTI        All Other
                       Stock          SARs ($)     Payouts    Compensation
Name and position     Award(s)($)                   ($)        ($)
------------------------------------------------------------------------------
Virgil G. Williams       1999           -0-.       -0-          -0-
President & CEO          2000           -0-        -0-          -0-
                         2001           -0-        -0-          -0-
				 2002	          -0-        -0-          -0-
<P>

Brenda J. Williams       1999           -0-.       -0-          -0-
Secretary & Treasurer    2000           -0-        -0-          -0-
                         2001           -0-        -0-          -0-
				 2002           -0-        -0-          -0-

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

Title of     Name &             Amount and Nature       Share Percentage
Class        Address            of Beneficial Shares    of Ownership
-----------------------------------------------------------------------------
Common       Brenda J. Williams       20,000(1)         0.00%
             2580 Sea Scape Glen
             Escondido, CA 92026
<P>
Common       Brenda J. Williams    2,036,000(2)         0.06%
             2580 Sea Scape Glen    options(4)          Escondido, CA 92026
<P>
Common       Virgil G. Williams    8,030,000(3)        25.19%
             2580 Sea Scape Glen    options(4)
             Escondido, CA 92026

<P>
(1) These shares were issued pursuant to the Plan of Merger.
(2) Have not been issued, although she has the vested rights to these shares pursuant to her employment agreement.
(3) Have not been issued, although he has the vested rights to these shares pursuant to his employment agreement.
(4) Assuming the issuance of these shares, the total outstanding shares would be 21,825,840, plus 10,066,000 for a total of 31,891,840, the number upon which the percentage of ownership is figured.
<P>
Item 12. Relationships and Related Transactions
<P>
     As aforesaid, the Company neither owns nor leases any real property. Office facilities and related services are provided without charge by Virgil G. Williams, the Company's President. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026. These accommodations are currently being provided to the Company, without charge, by Mr. Williams.
<P>
     No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Williams and Williams beginning January 2000, the same has not yet begun to occur.
<P>
     At this time, there are no additional relationships or related transactions to be reported.
<P>
Item 13. Exhibits and Reports of Form 10-KSB
<P>

Exhibit 2:     Plan of acquisition, reorganization,
               arrangement, liquidation, or succession
<P>
Exhibit 3:     Articles of Incorporation (Incorporated by
               Reference)
<P>
Exhibit 4: Instruments defining the rights of security holders including indentures (N/A)
<P>
Exhibit 9:     Voting Trust Agreement (N/A)
<P>
Exhibit 10:    Material Contracts
<P>
Exhibit 11:    Statements re: computation of per share
               earnings
<P>
Exhibit 13:    Annual or quarterly reports, Form 10-QSB
<P>
Exhibit 16:    Letter on change in certifying accountant
               (N/A)
<P>
Exhibit 18:    Letter on change in Accounting Principals
               (N/A)
<P>
Exhibit 21:    Subsidiaries of the registrant
<P>
Exhibit 22: Published report regarding matters submitted to vote (N/A)
<P>
Exhibit 23:    Counsel of experts and counsel (N/A)
<P>
Exhibit 24:    Power of Attorney (N/A)
<P>
Exhibit 27:    Financial Data Schedule
<P>
Exhibit 31.1: Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934,
		   as amended. *

Exhibit 32.1: Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
		   Sarbanes-Oxley Act of 2002. *

     * Filed herewith


Exhibit 99:    Additional Exhibits (N/A)

<P>
Item 14.     Independent Auditor's Report

<P>

<P>
Item 7.  Financial Information

Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

              For the Years Ended May 31, 2002 and 2001

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Virtual Gaming Enterprises, Inc.
Escondido, California

We have audited the accompanying balance sheets of Virtual Gaming Enterprises, Inc., a development stage enterprise, as of May 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Enterprises, Inc. as of May 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                         /S/Gately & Associates, LLC
Orlando, Florida
November 20, 2003

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
                 May 31,

                                            2002           2001
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $      163   $      2,045
   Advance receivable - related party             0         82,198
                                         ----------     ----------
     Total current assets                       163         84,243

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (5,000)        (4,167)
                                         ----------     ----------
      Total property and equipment                0            833

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less asset impairment                 (2,250,000)             0
                                         ----------     ----------
   Net intangibles                        1,125,000      3,375,000

   Investment - EBB Venture Capital          50,000         50,000
   Less asset impairment			  (50,000)             0
   Investment - Vegas Book, Ltd             320,000        320,000
   Less asset impairment                   (320,000)             0
                                         ----------     ----------
      Total other assets                          0      3,745,000

Total Assets                             $1,125,163     $3,830,076
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Accrued salaries payable              $  766,882     $  441,882
   Accrued litigation payable               295,000        272,500
   Loan payable                              28,032              0
   Short-term notes payable               1,889,207      1,711,575
                                         ----------     ----------
     Total current liabilities            2,979,121      2,425,957


Total Liabilities                         2,979,121      2,425,957


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 50,000,000 shares;
     21,825,840 and 40,333,067 issued
     and outstanding shares,
     respectively                            21,826         40,333
   Additional paid-in capital             4,147,514      3,930,918
   Stock held in treasury, 400,000
     and 20,000,000, respectively           (20,000)             0
   Deficit accumulated during
     the development stage               (6,022,898)    (2,547,132)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)           (1,853,958)     1,404,119
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $1,125,163     $3,918,975
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31,

                                                             Period from
                                                             November 1997
                                                             (Inception)
                                                                through
                                2002            2001         May 31, 2002
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   432,750         335,750        1,292,360
      Other                        7,200          19,200           54,073
      Consultants                119,939         254,614          445,113
   General and
      administrative expenses     94,912         216,043          708,645
   Impairment of an asset      2,620,000               0        2,620,000
   Depreciation                      833           1,667            5,000
   Research and development            0          18,500          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    -------------------
    Total expenses            (3,275,634)       (845,774)      (5,505,691)
                            ------------    ------------    -------------------
Loss from operations          (3,275,634)       (845,774)      (5,505,691)
Interest expense                (200,132)       (183,766)        (517,207)
                            ------------    ------------    -------------------
Net loss                    $ (3,475,766)   $ (1,029,540)   $  (6,022,898)
                            ============    ============   ===================
Basic net loss per
    weighted average share  $      (1.59)   $      (2.71)
                            ============    ============
Weighted average
    number of shares           2,180,184         379,731
                            ============    ============

(Note that earnings per share were calculated retroactively to reflect the reverse 50-for-1 stock split for May 31, 2002 and 2001)

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders' Equity
 For the Years and Period Since Inception through May 31, 2002


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759

Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659

Shares issued
  for cash             2,878,700   2,879     448,954                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000

Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)

Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,333,067 $20,333  $ 3,930,918 $ (2,547,132)$1,404,119

Shares issued to
  officers for under
  compensation plan
  on June 18, 2001 at
  $0.01 per share       775,000     775         6,975                   7,750

Reverse stock split
  on a 50-for-1
  basis on November
  10, 2001          (20,676,078)(20,676)       20,676                       0

Shares issued to
  officers for under
  compensation plan
  on April 15, 2002 at
  $0.01 per share    10,000,000  10,000        90,000                 100,000

Shares issued under
  consulting agreements
  on April 15, 2002 at
  $0.01 per share    10,993,851  10,994        98,945                 109,939



Net Loss                                               (3,475,766)$(3,475,766)
                   -------------- ------- ----------- ------------ -----------
BALANCE,
 May 31, 2002        21,425,840 $21,426   $ 4,147,514 $(6,022,898)$(1,853,958)
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                               through
                                  2002           2001       May 31, 2002
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $ (3,475,766)  $ (1,029,540)  $  (6,022,898)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                       833          1,667           5,000
    Loss due to litigation               0              0         250,000
    Asset impairment loss        2,620,000              0       2,620,000
    Officer compensation
      in the form of stock         107,750         67,167         174,917
    Consulting compensation
      in the form of stock         109,939              0         109,939
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party    82,198        (19,865)              0
    Increase (decrease) accrued
      salaries payable             325,000        237,875         766,882
    Increase (decrease) accrued
      loan payable - related
      party                         28,032              0          28,032
    Increase (decrease) accrued
      Interest payable             200,132        183,766         517,207
                              ------------   ------------   -------------------
Net cash used by
  operating activities              (1,882)      (558,930)     (1,550,921)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0              0         (5,000)
  Purchase of investments                0              0       (340,000)
  Acquisition of
    intangible assets                    0              0     (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0                    (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock                   0        451,833      3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0        451,833      3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                (1,882)      (107,097)           163

CASH, beginning of period            2,045        109,142              0
                              ------------   ------------   -------------------

CASH, end of period           $        163  $       2,045  $         163
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

2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company had borrowed
        $28,032 from officers of the Company during the year ended May 31, 2002. The Company had advanced $82,198 to officers of the Company during the year ended May 31, 2001. These loan receivables and advances are due on demand and carry no stated interest rate.

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

	  On June 18, 2001, the Company issued 775,000 common shares to the Company's officers in accordance with their compensation agreements for a value of $7,750. On November 10, 2001, the Company authorized a 50-for-1 reverse stock split. On April 15, 2002, the Company issued 10,000,000 common shares to the Company's officers in accordance with compensation agreements for a value of $100,000. On April, 2002, the Company issued 10,993,851 common shares in accordance with agreements entered into with consultants for a value of $109,939

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.
        The Company has net operating loss carry-forwards for income tax purposes of approximately $2,547,132, expiring $20,500 at May 31, 2018, $311,200 at May 31, 2019, $771,523 at May 31, 2020,
        $154,500 at May 31, 2021 and $690,115 at May 31, 2022.

        The amount recorded as deferred tax assets is approximately $1,072,185 and $382,100 as of May 31, 2002 and May 31, 2001,
        respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $7,147,898 for the period from November 1997 (Inception) through May 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

(6) ASSET IMPAIRMENT In accordance with Financial Accounting Standard 121, "Accounting for the Impairment of Longed-Lived assets", the Company's management has reviewed its purchase and investments in internet gaming and business-to-business web sites and has determined, based on future cash in-flows, that these assets have been impaired with a loss of $2,620,000. The Company intends to continue its efforts to redesign its gaming sites and direct the sites to a different market.

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

(8) EMPLOYMENT AGREEMENTS
        In July of 2001, the Company extended its employment agreements with two of its officers whereby the agreements call for base pay amounts to total $325,000. The agreement also calls for stock to be issued as compensation in order to maintain the officer's percentage of ownership of all outstanding stock as well as stock bonuses. In July 1998, the Company entered into employment agreements with two of its officers. These agreements have three-year terms expiring June 30, 2001. The agreements contain base pay amounts of $250,000, $280,000 and $325,000, combined.
        These contracts also call for the issuance of options for 3,000,000 shares of the Company's common stock, 1,500,000 of which vested on December 1, 1998, and 150,000 per month beginning June 1, 1999 for a period of ten months.

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

  Subsequent to the Compan's compliance with the Commission's Subpoena, the Company and the Commission entered into a Stipulation and Order whereby the Company, having purged itself of the civil contempt citation, agreed to pay and did pay Ten Thousand ($10,000.00) Dollars as a sanction. The Stipulation and Order was signed by the Court and filed on or about November 18, 1999.

  Virtual Gaming Enterprises, Inc., and its President, Virgil Williams, On or about May, 2000, submitted Offers of Settlement to the United States Securities and Exchange Commission that stemmed from certain matters reviewed by the Commission. On July 29, 2002 the investigation had been terminated and no enforcement action has been recommended to the Commission.

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



     F-8

<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-KSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
<P>
                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)
<P>
Date: December 16, 2003     /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President
<P>