Form 10KSB
period 2003-05-31
VIRTUAL GAMING ENTERPRISES INC
filed 2003-12-18
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549
<P>
                       FORM 10-KSB
<P>
     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003.
<P>
     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.
<P>
            COMMISSION FILE NUMBER: 33-55254-43
<P>
             Virtual Gaming Enterprises, Inc.
    (Exact name of registrant as specified in its charter)
<P>

        Nevada                                           87-0485308
(State of Organization)                          (I.R.S. Employer I.D. No.)
<P>
2580 SEASCAPE GLEN, ESCONDIDO, CA                           92026
(Address of Principal Executive Offices)                  (Zip Code)

<P>
    Registrant's Telephone Number, Including Area Code:
                      (760) 510-0188
<P>
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                 Yes  [X]      No  [ ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                          [ ]
<P>
There were no revenues during the initial year of operations as the Company focused on web site and casino development.
<P>
The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on May 31, 2003, was approximately $1,116,669. The number of shares outstanding of the registrant's common Stock as of May 31, 2003 was 21,825,840.
<P>
Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.
<P>
         159,879,771 Common Shares, $0.001 Par Value, Issued
and Outstanding
<P>
Transitional Small Business Disclosure Format: Yes[ ] No [X]
<P>
            DOCUMENTS INCORPORATED BY REFERENCE
<P>
Document of the Registrant   Form 10-KSB Reference Location
        None                             N/A
<P>
           Virtual Gaming Enterprises, Inc.
<P>
           Table of Contents for Form 10-KSB
                Year Ended May 31, 2003
<P>
                        PART I
                        ------
<P>
Item 1.     Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security
Holders
<P>
                        PART II
                        -------
<P>
Item 5.     Market for Common Equity and Related
            Stockholders Matters
Item 6.     Management's Discussion and Analysis of Plan of
            Operation
Item 7.     Audited Financial Statements
Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disc
<P>
                        PART III
                        --------
<P>
Item 9.     Directors, Executive Officers, Promoters and
            Control Persons
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management
Item 12.    Certain Relationships and Related Transactions
<P>
                         PART I
                         ------
<P>
     This Report contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitations, material risks factors such as inadequate working capital, auditors qualification as to going concern, recent commencement of operations, lack of market acceptance to date for the Company's products and services, nominal revenues to date, continuing losses from operations, future growth of revenue and threat of regulation of Company's business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from these anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date such statement was made.
<P>
Item 1.     Business
<P>
     Virtual Gaming Enterprises, Inc. was incorporated June 1, 1998, under the laws of the State of Nevada. Mr. Joseph
M. Williams acted as President for approximately two weeks before Mr. Virgil G. Williams assumed the daily responsibility of President and continues in that capacity to present.
<P>
     On June 11, 1998, Virtual Gaming Enterprises, Inc. ratified a plan of Merger with Interbet, Inc. Upon successful completion of the merger, Virtual Gaming Enterprises, Inc. was named the succeeding entity and the name was changed to Virtual Gaming Enterprises, Inc. The Company was formed to purchase, manage, develop, market, and resell casino style Internet games that will allow players to wager.
<P>
     Initial business development efforts involved exploring potential contracts with various Indian tribes. These agreements with Indian Tribes proved to be too difficult to bring to market. The Company then chose to purchase developed technologies with existing casino licenses.
<P>
     The Company purchased Hung-Sai Ltd., an International Business Corporation, now a fully owned subsidiary of Virtual Gaming Enterprises, Inc. Hung-Sai is the business of on-line gaming.
<P>
     The Company, through it's subsidiary, purchased one casino in December of 1998 called Classic Bet. Classic Bet is a traditional on-line casino that requires the loading of software on the player's computer. Classic Bet has a suite of Multimedia games including Black Jack. Promotion of Classic Bet is done primarily through mass mailing of CD with the games on them. Once the software suite has been loaded, the player can log in to their secure account with a user name and password.
<P>
     In November of 1999 the Company purchased a Theme Park of 18 games that are simple, secure and player friendly. Players can choose from Black Jack, Video Poker, Lil' Baccarat, and/or slot machines. Players have the ability to register once and play in many different themed casinos. Using at least a 56k modem players can begin playing in less than two minutes. The Company has eliminated the days of downloading software or waiting for a CD in the mail. Our players do not install any software. Anyone with Netscape or Internet Explorer 4.x browsers can easily access and play the Java-based games. Players can always find a table or slot machine because an unlimited number of openings are dynamically created for each member who enters the casino. Players enjoy the same advantages of traditional casinos - conventional gaming software that reshuffles the deck after each hand. The Company's software plays up to six decks before shuffling.
<P>
     The Company holds a 20% (twenty percent) interest in a Sports Book business, Vegasbook.com, also licensed and operated exclusively on the Island of Dominica. Vegas Book maintains an 800 number that allows players to submit sports wagers by phone using secure passwords and user names.
<P>
     All deposits are escrowed with a large Dominican off shore bank insuring that the player's account remains solely available for their wagers. Membership is protected from all outside inquiries by the Offshore Privacy Act of 1995 and sets severe penalties for any release of information. It has never been easier or safer to bring the excitement of legitimate casino gaming into the player's home or office.
<P>
     Network Services are provided through InSatCom, Ltd. InSatCom offers a high-speed digital data center coupled with a fully redundant private satellite communication network. Licensed by Cable and Wireless and the Government of the Commonwealth of Dominica, InSatCom is the first private network offering encrypted data, Internet web hosting, and reliable video transmissions from the Caribbean. InSatCom's nine-meter satellite dish is able to simultaneously broadcast to multiple transponders ensuring a reliability factor of 99.9%. The threat of unauthorized entry is virtually eliminated because InSatCom operates its own proprietary software and hardware. Player's wagers and transactions are encrypted to retain complete confidentiality.
<P>
     On March 23rd, 2000, The Company purchased a 10% interest in www.global-shopping.net, a division of EBB, USA Inc. for $50,000 in cash. EBB USA is a member of the world's largest barter service with offices worldwide. The Company believes there is potential in using "cybercash" for gaming purposes in its current casinos and sports book.
<P>

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

                   Date                   Low          High
                   March 31, 1998         .01     -     .10
                   June 30, 1998          .01     -     .10
                   September 30, 1998     .10     -     .87
                   December 31, 1998      .10     -     .87
                   March 31, 1999         .75     -    2.50
                   June 30, 1999         3.00     -    5.00
                   September 30, 1999    5.00     -    9.87
                   December 31, 1999     8.50     -   10.37
                   March 31, 2000       15.00     -   18.50
                   June 30, 2000         1.12     -   16.87
                   August 31, 2000       5.00     -   11.50
                   November 31, 2000     0.75     -    1.375
                   February 28, 2001     0.375    -    1.05
                   May 31, 2001          0.055    -    0.35
                   August 31, 2001       0.011    -    0.05
			 November 31, 2001    12.50     -   12.50
			 February 28, 2002     2.50     -    2.50
			 May 31, 2002          3.00     -    3.00
			 August 31, 2002	     0.20	  -	 0.50
			 November 31, 2002     0.0015   -	 0.0021
			 February 28, 2003     0.001	  -	 0.010
			 May 31, 2003	     0.001	  - 	 0.010

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

                               Annual Compensation
                               -------------------
Name and position       Year   Salary     Bonus  Other Annual Compensation
---------------------------------------------------------------------------
Virgil G. Williams      1999   $165,000.*     -0-
President & CEO         2000   $198,333.*     -0-
                        2001   $225,000.      -0-
				2002	 $225,000.      -0-
				2003	 $225,000.	    -0-
<P>
Brenda J. Williams      1999   $ 64,167.*     -0-
Secretary & Treasurer   2000   $ 79,167.      -0-
                        2001   $100,000.      -0-
				2002	 $100,000.      -0-
				2003	 $100,000.	    -0-
<P>

                              Long Term Compensation
                              ----------------------
                      Restricted     Options**/   LTI        All Other
                       Stock          SARs ($)     Payouts    Compensation
Name and position     Award(s)($)                   ($)        ($)
------------------------------------------------------------------------------
Virgil G. Williams       1999           -0-.       -0-          -0-
President & CEO          2000           -0-        -0-          -0-
                         2001           -0-        -0-          -0-
				 2002	          -0-        -0-          -0-
				 2003		    -0-	   -0-	    -0-
<P>

Brenda J. Williams       1999           -0-.       -0-          -0-
Secretary & Treasurer    2000           -0-        -0-          -0-
                         2001           -0-        -0-          -0-
				 2002           -0-        -0-          -0-
				 2003		    -0-	   -0-	    -0-

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

Title of     Name &             Amount and Nature       Share Percentage
Class        Address            of Beneficial Shares    of Ownership
-----------------------------------------------------------------------------
Common       Brenda J. Williams       20,000(1)         0.00%
             2580 Sea Scape Glen
             Escondido, CA 92026
<P>
Common       Brenda J. Williams    10,040,000(2)         5.01%
             2580 Sea Scape Glen    options(4)          Escondido, CA 92026
<P>
Common       Virgil G. Williams    30,160,000(3)        15.07%
             2580 Sea Scape Glen    options(4)
             Escondido, CA 92026

<P>
(1) These shares were issued pursuant to the Plan of Merger.
(2) Have not been issued, although she has the vested rights to these shares pursuant to her employment agreement.
(3) Have not been issued, although he has the vested rights to these shares pursuant to his employment agreement.
(4) Assuming the issuance of these shares, the total outstanding shares would be 159,879,771, plus 40,200,000 for a total of 200,079,771, the number upon which the percentage of ownership is figured.
<P>
Item 12. Relationships and Related Transactions
<P>
     As aforesaid, the Company neither owns nor leases any real property. Office facilities and related services are provided without charge by Virgil G. Williams, the Company's President. The Company's principal place of business is located at 2580 Seascape Glen, Escondido, CA 92026. These accommodations are currently being provided to the Company, without charge, by Mr. Williams.
<P>
     No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Williams and Williams beginning January 2000, the same has not yet begun to occur.
<P>
     At this time, there are no additional relationships or related transactions to be reported.
<P>
Item 13. Exhibits and Reports of Form 10-KSB
<P>

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

     * Filed herewith


Exhibit 99:    Additional Exhibits (N/A)

<P>
Item 14.     Independent Auditor's Report

<P>

<P>
Item 7.  Financial Information

Financial Information

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)


                     AUDITED FINANCIAL STATEMENTS

              For the Years Ended May 31, 2003 and 2002

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
Virtual Gaming Enterprises, Inc.
Escondido, California

We have audited the accompanying balance sheets of Virtual Gaming Enterprises, Inc., a development stage enterprise, as of May 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Gaming Enterprises, Inc. as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                         /S/Gately & Associates, LLC
Orlando, Florida
November 20, 2003

       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
                 May 31,

                                            2003           2002
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $       34   $        163
   Advance receivable - related party             0              0
                                         ----------     ----------
     Total current assets                        34            163

PROPERTY AND EQUIPMENT
   Equipment                                  5,000          5,000
   Less: accumulated depreciation            (5,000)        (5,000)
                                         ----------     ----------
      Total property and equipment                0              0

OTHER ASSETS
   Intangible assets                      3,375,000      3,375,000
   Less asset impairment                 (2,250,000)    (2,250,000)
                                         ----------     ----------
   Net intangibles                        1,125,000      1,125,000

   Investment - EBB Venture Capital          50,000         50,000
   Less asset impairment			  (50,000)       (50,000)
   Investment - Vegas Book, Ltd             320,000        320,000
   Less asset impairment                   (320,000)      (320,000)
                                         ----------     ----------
      Total other assets                          0      1,125,000

Total Assets                             $1,125,034     $1,125,163
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Accrued salaries payable              $1,091,882     $  766,882
   Accrued litigation payable               317,500        295,000
   Loan payable                              91,262         28,032
   Short-term notes payable               2,085,331      1,889,207
                                         ----------     ----------
     Total current liabilities            3,585,975      2,979,121


Total Liabilities                         3,585,975      2,425,957


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 200,000,000 shares;
     159,879,771 and 21,825,840 issued
     and outstanding shares,
     respectively                           159,488         21,826
   Additional paid-in capital             4,168,888      4,147,514
   Stock held in treasury, 85,008,000
     and 400,000, respectively              (85,008)          (400)
   Deficit accumulated during
     the development stage               (6,704,309)    (6,022,898)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)           (2,460,941)    (1,853,958)
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)           $1,125,034     $1,125,163
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Years and Period Since Inception Ended May 31,

                                                             Period from
                                                             November 1997
                                                             (Inception)
                                                                through
                                2003            2002         May 31, 2003
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   365,000         432,750        1,292,360
      Other                        4,300           7,200           54,073
      Consultants                 48,928         119,939          494,041
   General and
      administrative expenses     44,559          94,912          753,204
   Impairment of an asset              0       2,620,000        2,620,000
   Depreciation                        0             833            5,000
   Research and development            0               0          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    -------------------
    Total expenses              (462,787)     (3,275,634)      (5,968,478)
                            ------------    ------------    -------------------
Loss from operations            (462,787)     (3,275,634)      (5,968,478)
Interest expense                (218,624)       (200,132)        (735,831)
                            ------------    ------------    -------------------
Net loss                    $   (681,411)   $ (3,475,766)   $  (6,704,309)
                            ============    ============   ===================
Basic net loss per
    weighted average share  $       (.01)   $     (79.71)
                            ============    ============
Weighted average
    number of shares          48,895,239          43,604
                            ============    ============

(Note that earnings per share were calculated retroactively to reflect the reverse 50-for-1 stock split for May 31, 2003 and 2002)

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statement of Changes in Stockholders' Equity
 For the Years and Period Since Inception through May 31, 2002


                                                      Deficit
                                                      Accumulated
                                          Additional  During the   Total
                    Number        Common  Paid-in     Development  Stockholders'
                    Of Shares     Stock   Capital     Stage        Equity
                    ------------  ------  ----------  -----------  -------------

BEGINNING BALANCE,
  November 1997
   (Inception)                 0  $    0  $        0  $         0  $       0

Shares issued
  for cash            13,000,000  46,400           0            0     46,400

Net loss                       0       0           0      (20,506)   (20,506)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1998        13,000,000  46,400           0      (20,506)    25,894

June 1998 - reverse
  merger              10,209,647 (44,079)     44,109            0         30

February 1999 -
  reverse split	   (22,707,774) (1,819)      1,819            0          0

Shares issued
  for cash             1,679,949   1,680     184,382            0    186,062

Net loss                       0       0           0     (311,214)  (311,214)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 1999         2,181,822   2,182     230,280     (331,720)   (99,228)

Shares issued
  for cash             6,105,879   6,106   3,193,653            0  3,199,759

Net loss                                               (1,185,872)(1,185,872)
                    ------------  ------  ----------  -----------  -------------
BALANCE,
  May 31, 2000         8,287,701 $ 8,288 $ 3,423,963 $ (1,517,592) $1,914,659

Shares issued
  for cash             2,878,700   2,879     448,954                  451,833

Shares issued to
  officers for
  compensation under
  stock option and
  compensation plan    9,166,666   9,166      58,001                   67,167

Shares issued for
  treasury stock      20,000,000  20,000                               20,000

Shares held as
 treasury stock      (20,000,000)(20,000)                             (20,000)

Net loss                                                (1,029,540)(1,029,540)
                   -------------- ------- ----------- ------------ -----------
BALANCE
 May 31, 2001         20,333,067 $20,333  $ 3,930,918 $ (2,547,132)$1,404,119

Shares issued to
  officers for under
  compensation plan
  on June 18, 2001 at
  $0.01 per share       775,000     775         6,975                   7,750

Reverse stock split
  on a 50-for-1
  basis on November
  10, 2001          (20,676,078)(20,676)       20,676                       0

Shares issued to
  officers for under
  compensation plan
  on April 15, 2002 at
  $0.01 per share    10,000,000  10,000        90,000                 100,000

Shares issued under
  consulting agreements
  on April 15, 2002 at
  $0.01 per share    10,993,851  10,994        98,945                 109,939



Net Loss                                               (3,475,766)$(3,475,766)
                   -------------- ------- ----------- ------------ -----------
BALANCE,
 May 31, 2002        21,425,840 $21,426   $ 4,147,514 $(6,022,898)$(1,853,958)
                   -------------- ------- ----------- ------------ -----------

Reverse stock split
  on a 50-for-1
  basis on
  May 31, 2002       (21,373,948)(21,374)      21,374                       0

Shares issued under
  consulting
  agreements on
  August 13, 2002
  at $0.001 per
  share               16,000,000  16,000            0                  16,000

Shares issued under
  consulting
  agreements on
  Sept. 5, 2002
  at $0.001 per
  share               10,000,000  10,000            0                  10,000

Shares issued to
  officers under
  compensation
  agreements on
  Sept. 10, 2002
  at $0.001 per
  share               40,000,000  40,000            0                  40,000

Shares issued for
  treasury stock
  on Sept. 10, 2002
  at $0.001 per
  share               85,000,000  85,000            0                  85,000

Shares held as
  treasury stock
  on Sept. 10, 2002
  at $0.001 per
  share              (85,000,000)(85,000)           0                 (85,000)

Shares issued under
  consulting
  agreement on
  Sept. 27, 2002
  at $0.001 per
  share                  125,000     125            0                    125

Shares issued under
  consulting
  agreements on
  Oct. 24, 2002
  at $0.001 per
  share                1,302,879   1,303            0                  1,303

Shares issued under
  consulting
  agreements on
  Nov. 22, 2002
  at $0.001 per
  share                2,000,000   2,000            0                  2,000

Shares issued under
  consulting
  agreements on
  Jan. 27, 2002
  at $0.001 per
  share                5,000,000   5,000            0                  5,000

Net Loss                                                (681,411)  $(681,411)
                   -------------- ------- ----------- ------------ -----------
BALANCE,
 May 31, 2002         74,879,771 $74,480  $ 4,168,888$(6,704,309)$(2,460,941)
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statement of Cash Flows
   For the Years and Period Since Inception Ended May 31,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                               through
                                  2003           2002       May 31, 2003
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                        $ (681,411)  $ (3,475,766)  $  (6,704,309)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                         0            833           5,000
    Loss due to litigation               0              0         250,000
    Asset impairment loss                0      2,620,000       2,620,000
    Officer compensation
      in the form of stock          40,000        107,750         214,917
    Consulting compensation
      in the form of stock          34,428        109,939         144,367
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party         0         82,198               0
    Increase (decrease) accrued
      salaries payable             325,000        325,000       1,091,882
    Increase (decrease) accrued
      loan payable - related
      party                         63,230         28,032          91,262
    Increase (decrease) accrued
      Interest payable             218,624        200,132         735,831
                              ------------   ------------   -------------------
Net cash used by
  operating activities                (129)        (1,882)     (1,551,050)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0              0         (5,000)
  Purchase of investments                0              0       (340,000)
  Acquisition of
    intangible assets                    0              0     (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0                    (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock                   0              0      3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0              0      3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                  (129)        (1,882)            34

CASH, beginning of period              163          2,045              0
                              ------------   ------------   -------------------

CASH, end of period           $         34  $         163  $          34
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

2) ADVANCES RECEIVABLE - RELATED PARTIES   The Company had borrowed
        $91,262 for the year ended May 31, 2003 and $28,032 for the year ended May 31, 2002 from officers. The Company had
	  advanced $82,198 to officers of the Company during the year ended May 31, 2001. These loan receivables and advances are due on demand and carry no stated interest rate.

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

	  On June 18, 2001, the Company issued 775,000 common shares to the Company's officers in accordance with their compensation agreements for a value of $7,750. On November 10, 2001, the Company authorized a 50-for-1 reverse stock split. On April 15, 2002, the Company issued 10,000,000 common shares to the Company's officers in accordance with compensation agreements for a value of $100,000. On April, 2002, the Company issued 10,993,851 common shares in accordance with agreements entered into with consultants for a value of $109,939. In August of 2002, the Company authorized a 50-for-1 reverse stock split. On September 10, 2002, the Company issued 40,000,000 shares of common shares to its Company officers under a compensation and anti-share dilution agreement for a value of $40,000. During the year ended May 31, 2003, the Company entered into several consulting agreements with Company consultants whereby the company issued as compensation 34,427,879 common shares of stock for a value of $34,428.


(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.
        The Company has net operating loss carry-forwards for income tax purposes of approximately $2,649,532, expiring $20,500 at May 31, 2018, $311,200 at May 31, 2019, $771,523 at May 31, 2020,
        $154,500 at May 31, 2021, $690,115 at May 31, 2022 and 102,400 at
        May 31, 2023.

        The amount recorded as deferred tax assets is approximately $1,072,185 and $382,100 as of May 31, 2002 and May 31, 2001,
        respectively, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $6,704,309 for the period from November 1997 (Inception) through May 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

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



     F-8

<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-KSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
<P>
                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)
<P>
Date: December 18, 2003     /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President
<P>