Form 10QSB
period 2003-11-30
VIRTUAL GAMING ENTERPRISES INC
filed 2004-01-13
CIK 894562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB

  [X}   QUARTERLY report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the PERIOD ended NOVEMBER 30, 2003.

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

                         November 30, 2003




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




       Virtual Gaming Enterprises, Inc.
       (A Development Stage Enterprise)
              Balance Sheets
       November 30, 2003 and May 31, 2003

                                           November 30,     May 31,
		          2003              2003
                                         ----------     ----------
ASSETS
CURRENT ASSETS
   Cash                                  $    19     $      34
   Advance receivable                    0               0
                                         ----------     ----------
     Total current assets               19             34

OTHER ASSETS
   Intagible assets	         1,125,000    1,125,000
                                         ------------   -------------
     Total other assets        1,125,000    1,125,000


Total Assets                       $1,125,019   $1,125,034
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
   Accrued salaries payable       $ 1,254,382        $1,091,882
   Accrued litigation payable          328,750             317,500
   Loan payable - related party      101,312               91,262
   Short-term notes payable        2,191,194          2,085,331
                                         ----------     ----------
     Total current liabilities          3,875,638           3,585,975


Total Liabilities                         3,875,638            3,585,975


STOCKHOLDERS EQUITY (DEFICIENCY)
   Common stock, $0.001 par value,
     authorized 200,000,000 shares;
     198,485,771 and 159,485,771
      issued and outstanding shares,
      respectively                           198,488       159,488
   Additional paid-in capital              4,448,888     4,168,888
   Stock held in treasury,
      85,008,000 and 400,000,
      respectively                           (85,008)      (85,008)
   Deficit accumulated during
     the development stage                (7,312,987)   (6,704,309)
                                         ----------     ----------
     Total Stockholders
           Equity (Deficiency)            (2,750,619)   (2,460,941)
                                         ----------     ----------
Total Liabilities and Stockholders
           Equity (Deficiency)             $1,125,019   $1,125,034
                                         ==========     ==========

The accompanying notes are an integral part of the financial statements.

                              F-2





              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Six Months ending November 30, 2003 and 2002
       and From Inception Through November 30, 2003

                                                             Period from
                                                             November 1997
                                                              (Inception)
                                                                  through
                                2003            2002       November 30, 2003
                            ------------    ------------    -------------------

Revenues                    $          0    $          0    $           0

Expenses
   Compensation:
      Officers                   162,500         202,500        1,819,860
      Other                            0           4,700           58,373
      Consultants                319,000          43,928          813,041
   General and
      administrative
      expenses                    10,065          36,144          763,269
   Impairment of asset                 0               0        2,620,000
   Depreciation                        0               0            5,000
   Research and development            0               0          130,500
   Loss due to litigation              0               0          250,000
                            ------------    ------------    ----------------
    Total expenses              (491,565)       (287,272)      (6,460,043)
                            ------------    ------------    ----------------
Loss from
  operations                    (491,565)       (287,272)      (6,460,043)
Interest expense                (117,113)       (106,156)        (852,944)
                            ------------    ------------    ----------------
Net loss                    $   (608,678)      $(393,428)    $ (7,312,987)
                            ============    ============   =======
Basic net loss per
    weighted average
                 share  $           (.01)    $      (0.01)
                            ============    ============
Weighted average
    number of shares         100,479,771     47,228,572
                            ============    ============
(Note that earnings per share were calculated retroactively to reflect the reverse 50-for-1 stock split for May 31, 2003 and 2002)

The accompanying notes are an integral part of the financial statements.

                              F-3



              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                 Statements of Operations
    For the Three Months ending November 30, 2003 and 2002



                                2003            2002
                            ------------    ------------

Revenues                    $          0    $          0

Expenses
   Compensation:
      Officers                    81,250         121,250
      Other                            0                    0
      Consultants                   0               14,928
   General and
      administrative
      expenses                     5,030           8,816
   Impairment of asset                 0               0
   Depreciation                        0               0
   Research and development            0               0
   Loss due to litigation              0               0
                            ------------    ------------
    Total expenses               (86,280)       (144,994)
                            ------------    ------------
Loss from
  operations                    (86,280)       (144,994)
Interest expense                 (58,926)        (53,913)
                            ------------    ------------
Net loss                    $   (145,206)      $(198,907)
                            ============    ============


The accompanying notes are an integral part of the financial statements.

                              F-3


             Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
         Statements of Changes in Stockholders' Equity
 For the Years and Period Since Inception through November 30, 2003


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
                   -------------- ------- ----------- ------------ -----------

Reverse stock split
  on a 50-for-1
  basis on
  August, 2002       (21,373,948)(21,374)      21,374                       0

Shares issued under
  consulting
  agreements on
  August 13, 2002
  at $0.001 per
  share               16,000,000  16,000            0                  16,000

Shares issued under
  consulting
  agreements on
  Sept. 5, 2002
  at $0.001 per
  share               10,000,000  10,000            0                  10,000

Shares issued to
  officers under
  compensation
  agreements on
  Sept. 10, 2002
  at $0.001 per
  share               40,000,000  40,000            0                  40,000

Shares issued for
  treasury stock
  on Sept. 10, 2002
  at $0.001 per
  share               85,000,000  85,000            0                  85,000

Shares held as
  treasury stock
  on Sept. 10, 2002
  at $0.001 per
  share              (85,000,000)(85,000)           0                 (85,000)

Shares issued under
  consulting
  agreement on
  Sept. 27, 2002
  at $0.001 per
  share                  125,000     125            0                    125

Shares issued under
  consulting
  agreements on
  Oct. 24, 2002
  at $0.001 per
  share                1,302,879   1,303            0                  1,303

Shares issued under
  consulting
  agreements on
  Nov. 22, 2002
  at $0.001 per
  share                2,000,000   2,000            0                  2,000

Shares issued under
  consulting
  agreements on
  Jan. 27, 2002
  at $0.001 per
  share                5,000,000   5,000            0                  5,000

Net Loss                                                (681,411)  $(681,411)
                   -------------- ------- ----------- ------------ -----------
BALANCE,
 May 31, 2003         74,879,771 $74,480  $ 4,168,888$(6,704,309)$(2,460,941)

Shares issued under
  consulting
  agreement on
  Aug. 4, 2003
  at $0.01 per
  share               15,000,000  15,000      135,000                150,000

Shares issued under
  consulting
  agreement on
  Aug. 11, 2003
  at $0.011 per
  share                5,000,000   5,000       50,000                 55,000

Shares issued under
  consulting
  agreements on
  Aug. 25, 2003
  at $0.006 per
  share               19,000,000  19,000       95,000                114,000

Net Loss                                                (608,678)  $(608,678)
                   -------------- ------- ----------- ------------ -----------

BALANCE,
 November 30, 2003        113,479,771 $113,480 $ 4,448,888 $(7,312,987)$(2,750,619)
                   ============== ======= =========== ============ ===========

The accompanying notes are an integral part of the financial statements.

                              F-4




              Virtual Gaming Enterprises, Inc.
              (A Development Stage Enterprise)
                   Statements of Cash Flows
     For the Six Months and Period Since Inception Ended November 30,



                                                            Period from
                                                            November 1997
                                                            (Inception)
                                                            through
                                  2003           2002       November 30, 2003
                              ------------   ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                      $   (608,678)  $   (393,428)  $  (7,312,987)
Adjustments to reconcile net
 loss to net cash used
 for operating activities:
    Depreciation                         0              0           5,000
    Loss due to litigation               0              0         250,000
    Asset impairment loss	           0              0       2,620,000
    Officer compensation in
    the form of stock                    0           40,000         214,917
    Consulting compensation
    in the form of stock           319,000         29,428         463,367
Changes in operating
 assets and liabilities:
    (Increase) decrease advance
      receivable - related party         0              0               0
    Increase (decrease) accrued
      salaries payable                      162,500    162,500   1,254,382
    Increase (decrease) accrued
      loan payable - related party   10,050         54,205         101,312
    Increase (decrease) accrued
      Interest payable             117,113        107,157         852,944
                              ------------   ------------   -------------------
Net cash used by
  operating activities                 (15)          (137)     (1,551,065)
                              ------------   ------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property
    and equipment                        0             0           (5,000)
  Purchase of investments                0             0         (340,000)
  Acquisition of
    intangible assets                    0             0       (1,958,001)
                              ------------   ------------   -------------------
Net cash (used) provided by
  investing activities                   0             0       (2,303,001)
                              ------------   ------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of common stock and
       Commissions paid                  0             0        3,854,085
                              ------------   ------------   -------------------
Net cash provided by
  financing activities                   0             0        3,854,085
                              ------------   ------------   -------------------

Net increase
  (decrease) in cash                   (15)         (137)              19

CASH, beginning of period               34           163                0
                              ------------   ------------   -------------------

CASH, end of period           $         19  $         26  $            19
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

Results of Operation

The Company did not have any operating income during the quarters ended November 30, 2003 and 2002. For the quarter ended November 30, 2003, the registrant recognized a net loss of $145,206 as compared to $198,907 during the prior year's quarter. Some compensation expenses, general and administrative cost were accrued. The Company issued stock for a value of $319,000 for consulting services. All of the interest expense of $58,187 was accrued during the quarter. Expenses for general and administrative were comprised of costs mainly associated with office overhead, legal and accounting fees.

Liquidity and Capital Resources

At November 30, 2003 the Company had not raised capital from the issuance of stock. The Company had no other capital resources other than funding casinos with notes payable from the creators of those casinos and the possibly of raising operating capital through the sale of additional common stock.



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

                           VIRTUAL GAMING ENTERPRISES, INC.
                           (Registrant)

Date: January  13, 2004        /s/ Virgil G. Williams
                              -------------------------
                              Virgil G. Williams
                              President