Form 10QSB
period 2004-02-29
VIRTUAL GAMING ENTERPRISES INC
filed 2004-07-26
CIK 894562

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB

[X] QUARTERLY report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended February 29, 2004.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

                       COMMISSION FILE NUMBER: 33-55254-43

                        VIRTUAL GAMING ENTERPRISES, INC.
                        --------------------------------
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

                   VIRTUAL GAMING ENTERPRISES, INC.

                   (A Development Stage Enterprise)

                         FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheet...........................................................     F-2

Statement of Operations.................................................     F-3

Notes to Financial Statements...........................................     F-4


                         Virtual Gaming Enterprises, Inc.
                         (A Development Stage Enterprise)
                                   Balance Sheet

                                                       February 29,     May 31,
                                                          2004           2003
                                                       ------------   ------------
ASSETS
CURRENT ASSETS
         Cash                                          $        29    $        34
         Advances Receivables
                                                       ------------   ------------
         Total Current Assets                          $        29    $        34

OTHER ASSETS
         Intangible Assets                             $ 3,745,000    $ 3,745,000
                                                       ------------   ------------
         Total Other Assets                            $ 3,745,000    $ 3,745,000
                                                       ------------   ------------
TOTAL ASSETS                                           $ 3,745,029    $ 3,745,034
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
         Accrued Salaries Payable                      $ 1,335,632    $ 1,091,882
         Accrued Litigation Payable                        334,375        317,500
         Loan Payable-Related Parties                    2,245,824      2,085,331
         Short-Term Notes Payable                          106,387         91,262
                                                       ------------   ------------
         Total Current Liabilities                     $ 4,022,218    $ 3,585,975
                                                       ------------   ------------
TOTAL LIABILITIES                                      $ 4,022,218    $ 3,585,975
STOCKHOLDERS' EQUITY (DEFICIENCY)
         Common Stock, 0.001 par value,                $    40,141    $    40,142
            authorized 200,000,000 shares,
            198,485,771 and 159,485,771 issued and
            outstanding, respectively
         Additional Paid in Capital                      3,931,108      3,931,108
         Stock held in Treasury,                           (20,000)       (20,000)
            85,008,000 and 400,000,000 respectively
         Deficit Accumulated Since Inception            (4,228,438)    (3,792,191)
                                                       ------------   ------------
         Stockholders' Equity (Deficiency)             $  (277,189)   $  (159,059)
                                                       ------------   ------------
TOTAL LIABILITIES and EQUITY                           $ 3,745,029    $ 3,745,034
                                                       ============   ============

    The accompanying notes are an integral part of these financial statements.

                                       F-2


                         Virtual Gaming Enterprises, Inc.
                         (A Development Stage Enterprise)
                             Statement of Operations
          For the Quarters ended February 29, 2004 and February 28, 2003
                   And From Inception Through February 29, 2004

                             February 29,       February 28,      September 1997
                                                                   (Inception)
                           ----------------   ----------------   ----------------
Revenues                   $          0.00    $          0.00    $           0.00

Expenses
Compensation
         Officers                81,250.00          81,250.00       1,509,610.00
         Others                       0.00               0.00          54,073.00
Consultants                           0.00               0.00         335,174.00
General & Administrative          5,064.00           4,507.00         728,284.00
Depreciation                          0.00               0.00           5,000.00
Research & Development                0.00               0.00         130,500.00
Loss Due to Litigation                0.00               0.00         250,000.00
                           ----------------   ----------------   ----------------
Total Expenses             $     86,314.00    $     85,757.00    $  3,012,641.00

Interest Expense                 60,255.00          54,573.00         751,470.00
                           ----------------   ----------------   ----------------

Loss From Operations       $   (146,569.00)   $   (140,330.00)   $ (3,764,111.00)
                           ================   ================   ================

Weighted Loss Per Share             (.0108)            (.0115)            (.0934)

Weighted Average Shares         40,303,067         40,303,067         40,303,067

                                      F-3

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

         Inapplicable/None.

ITEM 5. OTHER INFORMATION

         Inapplicable/None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

         Exhibit 31.1: Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

         Exhibit 32.1: Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         * Filed herewith

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

                                        VIRTUAL GAMING ENTERPRISES, INC.
                                        (Registrant)

Date: July 26, 2004                  /s/ Virgil G. Williams
                                        -------------------------
                                        Virgil G. Williams
                                        President